Form 10-Q
period 1996-06-30
FED ONE BANCORP INC
filed 1996-08-13
CIK 929549

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                       COMMISSION FILE NUMBER:  0-25348

                             FED ONE BANCORP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                         55-0736264
  (State or Other Jurisdiction of           (I.R.S. Employer
   Incorporation or Organization)        Identification Number)

                  21 TWELFTH STREET, WHEELING, WV 26003-3295
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (304) 234-1100

  Former name, former address, and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __________ No _________

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,531,350 shares as of August 6, 1996.

                             FED ONE BANCORP, INC.

                                     INDEX


                                                PAGE
   PART I  FINANCIAL INFORMATION
       Item 1. Financial Statements

       Consolidated Statements of Financial       1
       Condition at June 30, 1996
       (unaudited) and December 31, 1995

       Consolidated Statements of Income          2
       for the Three and Six Months ended
       June 30, 1996 and 1995 (unaudited)

       Consolidated Statement of Changes in       3
       Shareholders' Equity for the Six
       Months ended June 30, 1996
       (unaudited)

       Consolidated Statements of Cash            4
       Flows for the Six Months ended June
       30, 1996 and 1995 (unaudited)

       Notes to Consolidated Financial            5
       Statements

       Financial Highlights                       9

       Item 2. Management's Discussion and        10
               Analysis of Financial Condition
               and Results of Operations

   PART II.  OTHER INFORMATION                    15

                     FED ONE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               JUNE 30,             DECEMBER 31,
                                                                                 1996                   1995
                                                                              -----------           ------------
                                                                             (Dollars In Thousands Except For Shares)
ASSETS
 CASH ON HAND AND NONINTEREST-EARNING
     DEPOSITS IN OTHER INSTITUTIONS                                            $  1,598               $  1,429
 SHORT-TERM INVESTMENTS:
    INTEREST-EARNING DEPOSITS IN OTHER INSTITUTIONS                               5,405                 10,269
    CERTIFICATES OF DEPOSIT                                                       1,000                  3,994
 INVESTMENT SECURITIES HELD TO MATURITY, AT COST
    (market value of $38,524 and $28,172)                                        39,153                 27,877
 INVESTMENT SECURITIES AVAILABLE FOR SALE
    (cost of $27,931 and $40,799)                                                27,767                 40,850
 MORTGAGE-BACKED SECURITIES HELD TO MATURITY, AT COST
    (market value of $126,246 and $121,582)                                     126,122                119,501
 LOANS RECEIVABLE, NET OF ALLOWANCE FOR LOAN
    LOSSES OF $1,454 AND $1,457                                                 130,576                119,493
 REAL ESTATE OWNED                                                                  107                     26
 PREMISES AND EQUIPMENT, NET                                                      5,501                  5,355
 ACCRUED INTEREST RECEIVABLE:
     INVESTMENT SECURITIES                                                        1,162                  1,154
     MORTGAGE-BACKED SECURITIES                                                     864                    846
     LOANS RECEIVABLE                                                             1,053                    952
 PREPAID EXPENSES AND OTHER ASSETS                                                2,720                  2,551
                                                                               --------               --------
  TOTAL ASSETS                                                                 $343,028               $334,297
                                                                               --------               --------
                                                                               --------               --------
LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
  DEPOSITS                                                                     $246,374               $241,567
  BORROWED FUNDS                                                                 53,018                 48,044
  ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                     991                    830
  ACCRUED INTEREST PAYABLE                                                          413                    453
  INCOME TAXES PAYABLE                                                               81                    279
  ACCRUED EXPENSES AND OTHER LIABILITIES                                            963                  1,024
                                                                               --------               --------
  TOTAL LIABILITIES                                                             301,840                292,197


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK: 5,000,000 SHARES AUTHORIZED --
       NONE ISSUED                                                                    -                      -
  COMMON STOCK, $.10 PAR VALUE: 15,000,000 SHARES
       AUTHORIZED - 2,818,762 ISSUED AT JUNE 30, 1996
       AND DECEMBER 31, 1995                                                        282                    282
  ADDITIONAL PAID-IN CAPITAL                                                     19,354                 19,330
  UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)  SHARES                            (959)                (1,016)
  RETAINED EARNINGS - SUBSTANTIALLY RESTRICTED                                   27,256                 26,358
  TREASURY STOCK AT COST:  260,571 AND 139,938 SHARES
      AT JUNE 30, 1996 AND DECEMBER 31, 1995, RESPECTIVELY                       (3,941)                (2,088)
  UNEARNED COMMON STOCK HELD BY THE RECOGNITION
       AND RETENTION PLAN (RRP)                                                    (705)                  (797)
  NET UNREALIZED GAIN  (LOSS) ON INVESTMENT SECURITIES
       AVAILABLE FOR SALE                                                           (99)                    31
                                                                               --------               --------
 TOTAL SHAREHOLDERS' EQUITY                                                      41,188                 42,100
                                                                               --------               --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $343,028               $334,297
                                                                               --------               --------
                                                                               --------               --------

See accompanying notes to unaudited consolidated financial statements.

                     FED ONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                      ------------------------       --------------------------
                                                                         1996           1995            1996             1995
                                                                      ----------      --------       ----------       ---------
                                                                                (In Thousands except per share data)
INTEREST INCOME:
 LOANS RECEIVABLE                                                     $  2,893        $  2,676        $  5,735        $  5,332
 MORTGAGE-BACKED SECURITIES                                              2,024           1,941           4,036           3,746
 INVESTMENT SECURITIES                                                   1,097             765           2,183           1,470
 SHORT-TERM INVESTMENTS                                                    111             317             270             613
                                                                      --------        --------        --------        --------
   TOTAL INTEREST INCOME                                                 6,125           5,699          12,224          11,161

INTEREST EXPENSE:
  DEPOSITS                                                               2,503           2,227           4,978           4,301
  BORROWED FUNDS                                                           666             563           1,314           1,046
                                                                      --------        --------        --------        --------
   TOTAL INTEREST EXPENSE                                                3,169           2,790           6,292           5,347

NET INTEREST INCOME                                                      2,956           2,909           5,932           5,814
PROVISION FOR LOAN LOSSES                                                   30              30              50              60
                                                                      --------        --------        --------        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        2,926           2,879           5,882           5,754

NON-INTEREST INCOME:
  FEES AND SERVICE CHARGES                                                 149             153             290             292
  NET GAIN ON SALE OF INVESTMENT
      SECURITIES - AFS                                                       3               -               3               -
  OTHER                                                                      5               5              16              17
                                                                      --------        --------        --------        --------
   TOTAL NON-INTEREST INCOME                                               157             158             309             309

NON-INTEREST EXPENSE:
  SALARIES AND EMPLOYEE BENEFITS                                           920             908           1,864           1,799
  PREMISES AND EQUIPMENT EXPENSE                                           354             319             698             651
  DATA PROCESSING                                                           48              46             110              97
  FEDERAL INSURANCE PREMIUMS                                               138             135             273             270
  AMORTIZATION EXPENSE                                                      71              71             141             141
  REO EXPENSE                                                                2              (1)              6               1
  OTHER                                                                    272             323             561             618
                                                                      --------        --------        --------        --------
   TOTAL NON-INTEREST EXPENSE                                            1,805           1,801           3,653           3,577

INCOME BEFORE INCOME TAXES                                               1,278           1,236           2,538           2,486
PROVISION FOR INCOME TAXES                                                 460             458             917             924
                                                                      --------        --------        --------        --------
NET INCOME                                                            $    818         $   778        $   1621        $  1,562
                                                                      --------        --------        --------        --------
                                                                      --------        --------        --------        --------
PRIMARY/FULY DILUTED
 EARNINGS PER SHARE                                                   $   0.32        $   0.28        $   0.62        $   0.56

DIVIDENDS DECLARED PER SHARE                                          $  0.135        $  0.125        $   0.27        $   0.25

AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's omitted):
       PRIMARY                                                           2,554           2,778           2,597           2,771
       FULLY DILUTED                                                     2,555           2,781           2,597           2,775


See accompanying notes to unaudited consolidated financial statements.

                     FED ONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1996

                                                                                                            UNREALIZED
                                                                                              UNEARNED    GAIN (LOSS) ON
                                                                                               COMMON       INVESTMENT
                                          ADDITIONAL    UNEARNED                                STOCK       SECURITIES
                                COMMON     PAID-IN        ESOP       RETAINED    TREASURY       HELD        AVAILABLE
                                 STOCK     CAPITAL       SHARES      EARNINGS     STOCK      BY THE RRP      FOR SALE       TOTAL
                                -------   ----------   ----------   ----------  ---------    ----------   --------------- ---------
                                                                            (In Thousands)
BALANCE AT
December 31, 1995                $ 282    $ 19,330     $ (1,016)     $ 26,358    $ (2,088)     $ (797)         $ 31       $ 42,100

NET INCOME                           -           -            -         1,621           -           -             -          1,621
AMORTIZATION OF
  RECOGNITION AND
  RETENTION PLAN                     -           -            -             -           -          92             -             92
COMMON STOCK ISSUED
  UPON EXERCISE OF STOCK
  OPTIONS - 6,457 SHARES             -           -            -           (56)         95           -             -             39
CASH DIVIDEND DECLARED               -           -            -          (667)          -           -             -           (667)
PRINCIPAL REPAYMENT OF
  ESOP DEBT                          -          24           57             -           -           -             -             81
PURCHASE OF TREASURY
  STOCK - 127,100 SHARES             -           -            -             -      (1,948)          -             -         (1,948)
CHANGE IN NET UNREALIZED GAIN
  (LOSS) ON INVESTMENT
  SECURITIES AVAILABLE
  FOR SALE                           -           -            -             -           -           -          (130)         (130)
                                 -----    --------       ------      --------    --------      ------         -----      --------
BALANCE AT
June 30, 1996                    $ 282    $ 19,354       $ (959)     $ 27,256    $ (3,941)     $ (705)        $ (99)     $ 41,188
                                 -----    --------       ------      --------    --------      ------         -----      --------
                                 -----    --------       ------      --------    --------      ------         -----      --------


See accompanying notes to unaudited consolidated financial statements

                     FED ONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                         1996             1995
                                                                        -------         -------
                                                                             (In Thousands)
OPERATING ACTIVITIES:
  NET INCOME                                                            $ 1,621         $ 1,562
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                               50              60
     DEPRECIATION AND AMORTIZATION                                          460             414
     NON-CASH COMPENSATION EXPENSE RELATED TO ESOP BENEFIT                   81              68
     NET GAIN ON SALES OF:
        INVESTMENT SECURITIES                                                (3)              -
        REO                                                                  (2)              -
     INCREASE IN ACCRUED INTEREST RECEIVABLE                               (127)           (365)
     INCREASE (DECREASE) IN ACCRUED EXPENSES                                (85)              6
     INCREASE IN TAXES PAYABLE                                             (178)            (44)
     OTHER, NET                                                            (220)            261
                                                                        -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,597           1,962

INVESTING ACTIVITIES:
  PURCHASES OF:
     CERTIFICATES OF DEPOSIT                                               --            (2,994)
     INVESTMENT SECURITIES HELD TO MATURITY                             (18,992)         (3,766)
     INVESTMENT SECURITIES AVAILABLE FOR SALE                            (6,493)         (2,605)
     MORTGAGE-BACKED SECURITIES HELD TO MATURITY                        (17,602)        (11,540)
     LOANS                                                              (12,857)         (2,149)
     PREMISES AND EQUIPMENT, NET                                           (377)           (258)
  PROCEEDS FROM SALES OF:
     INVESTMENT SECURITIES AVAILABLE FOR SALE                             5,000               -
     LOANS                                                                   94             446
     REO                                                                     12               -
  PRINCIPAL REPAYMENTS AND MATURITIES OF:
     CERTIFICATES OF DEPOSIT                                              2,994           2,000
     INVESTMENT SECURITIES HELD TO MATURITY                               7,721             541
     INVESTMENT SECURITIES AVAILABLE FOR SALE                            14,363           2,319
     MORTGAGE-BACKED SECURITIES HELD TO MATURITY                         10,980           5,758
  DECREASE IN LOANS RECEIVABLE, NET                                       1,526             445
                                                                        -------         -------
NET CASH USED BY INVESTING ACTIVITIES                                   (13,631)        (11,803)

FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN DEPOSITS, NET                                    4,807          (1,626)
  INCREASE IN BORROWINGS, NET                                             4,974           5,600
  INECREASE IN ADVANCES BY BORROWERS
    FOR TAXES AND INSURANCE                                                 161             345
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                     39          14,783
  STOCK ACQUIRED FOR ESOP                                                     -          (1,129)
  PURCHASE OF COMMON STOCK FOR RECOGNITON AND RETENTION PLAN                  -            (919)
  PURCHASE OF TREASURY STOCK                                             (1,948)              -
  CASH DIVIDENDS PAID                                                      (694)           (488)
                                                                        -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,339          16,566
                                                                        -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (4,695)          6,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         11,698           9,743
                                                                        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 7,003        $ 16,468
                                                                        -------         -------
                                                                        -------         -------


See accompanying notes to unaudited consolidated financial statements.

                     FED ONE BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.


  2. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Fed One Bancorp, Inc. (the "Company"), and its wholly owned subsidiary, Fed One Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.


  3. RECLASSIFICATION OF PRIOR YEAR'S STATEMENTS

     Certain items previously reported have been reclassified to conform with the current year's reporting format.


  4. CONVERSION AND REORGANIZATION

     The Company is a Delaware corporation which is the holding company for the Bank. The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Fed One Bancorp, M.H.C. ("MHC"), the former parent mutual holding company of the Bank, and the reorganization of the Bank to the stock holding company form, which was completed on January 19, 1995 (the "Conversion and Reorganization").

     In the offering, 1,612,402 shares of common stock were sold at a subscription price of $10.00 per share resulting in net proceeds of approximately $13.5 million after taking into consideration the $1.1 million for the establishment of an ESOP and the $1.5 million in expenses. In addition to the shares sold in the offering, 1,194,064 shares of the Company's stock were issued in exchange for shares of the Bank's stock previously held by public shareholders at an exchange ratio of 2.239447, resulting in 2,806,466 total shares of the Company's common stock outstanding as of January 19, 1995.

  5. EARNINGS PER SHARE

     Earnings for the three and six months ended June 30, 1996 were $.32 per share and $.62 per share, respectively, compared to $.28 per share and $.56 per share for the three and six months ended June 30, 1995, respectively. Earnings per share were computed by dividing net income for the three and six months ended June 30, 1996 and 1995 by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for the three and six months ended June 30, 1996 and 1995 do not include ESOP shares that have not been committed to be released in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans."
     Reported primary per share amounts are based on 2,553,795 and 2,597,200 common shares and common stock equivalents for the three and six months ended June 30, 1996 and 2,778,113, and 2,771,060 common shares and common stock equivalents for the three and six months ended June 30, 1995, respectively. Reported fully diluted per share amounts are based on 2,554,581 and 2,597,207 common shares and common stock equivalents for three and six months ended June 30, 1996, and 2,780,918 and 2,775,118 common shares and common stock equivalents for the three and six months ended June 30, 1995, respectively. Shares granted but not yet issued under the Company's stock option plan are considered common stock equivalents for earnings per share calculations.


  6. DIVIDENDS ON COMMON STOCK

     On June 19, 1996, the Company declared a quarterly cash dividend of $.135 per share payable on July 19, 1996 to shareholders of record on July 1, 1996.


  7. INCOME TAXES

     Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

     Total income tax expense through the six months ended June 30, 1996 consists of (in thousands):


                         CURRENT     DEFERRED      TOTAL
                         -------     --------      -----
             Federal     $   774     $     73      $ 847
             State            49           21         70
                         -------     --------      -----
                         $   823     $     94      $  917
                         =======     ========      ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 are presented below (in thousands):

          Deferred tax assets:
             Allowance for loan losses             $  200
             Unrealized losses of securities
               available for sale                      66
             Deposit-based intangibles                 32
             Other                                     43
                                                   ------
          Total gross deferred tax assets          $  341

          Deferred tax liabilities:
            Plant and equipment, principally
              due to differences in depreciation
              and capitalized interest               (128)
            Deferred loan fees                       (234)
            Other                                     (16)
                                                   ------
          Total gross deferred tax liabilities       (378)
                                                   ------
          Net deferred tax asset (liability)       $  (37)
                                                   ------
                                                   ------


     The effective tax rate computed pursuant to SFAS No. 109 and the items which cause differences between the effective tax rate and the statutory U.S. Federal income tax rate of 34% are not significantly different from such amounts disclosed in prior years' audited financial statements.

     The Company has determined that it is not required to establish a valuation allowance for deferred tax assets since it is management's belief that it is more likely than not that the deferred tax assets will be realized.


  8. CONTINGENCIES:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions are not presently determinable; however, in the opinion of the Company's management after consulting with their legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the accompanying consolidated financial statements.

     The undercapitalized status of the Federal Deposit Insurance Corporation's ("FDIC") Savings Association Insurance Fund ("SAIF") has resulted in the introduction of federal legislation to recapitalize the SAIF which, if enacted, would require thrifts like the Bank to pay a one-time charge of approximately $.80 to $.85 for every $100 of assessable deposits. Based on total deposits of $233.2 million at March 31, 1995, the Bank's share would amount to approximately $1.9 million to $2.0 million on a pre-tax basis.

  9. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     In connection with the Conversion and Reorganization, the Company formed an ESOP. The ESOP covers employees which have completed at least one year of service and have attained the age of 21. The ESOP Trust borrowed $1.1 million from the Company and purchased 112,868 shares, equal to 7% of the total number of shares issued in the offering. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in shareholders' equity. Dividends on allocated and unallocated shares are used for debt service. Shares are released to participants based on a compensation formula.

     In connection with the formation of the ESOP, the Company adopted SOP 93-6. SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as a reduction of debt or of accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released not be considered outstanding for purposes of computing earnings per share and book value per share.

     Compensation expense related to the ESOP amounted to $41,000 and $83,000 for the three and six months ended June 30, 1996 compared to $35,000 and $67,000 for the three and six months ended June 30, 1995, respectively. The fair value of unearned ESOP shares at June 30, 1996 totaled $1.4 million. At June 30, 1996, there were 5,640 ESOP shares committed to be released and 95,942 suspense shares. ESOP shares totaling 11,286 were allocated as of June 30, 1996.


10.  RECENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. Effective for fiscal years beginning after December 15, 1995, SFAS 123 outlines preferable accounting treatment and reporting guidelines for employee stock option plans. The Company plans to continue to measure compensation cost using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25.

     The Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The Company has not yet determined the effect that the adoption of this Standard will have on its financial position or results of operations.

                     FED ONE BANCORP, INC. AND SUBSIDIARY
                             FINANCIAL HIGHLIGHTS



                                                AT OR FOR THE    AT OR FOR THE
                                              SIX MONTHS ENDED     YEAR ENDED
                                                  JUNE 30,        DECEMBER 31,
                                                    1996              1995
                                              ----------------   -------------
FINANCIAL CONDITION DATA:                           (Dollars In Thousands)

AVERAGE INTEREST-EARNING ASSETS                   $326,172          $308,965
AVERAGE INTEREST-BEARING LIABILITIES               285,289           267,471
NET AVERAGE EARNING ASSETS                          40,883            41,494
NON-PERFORMING ASSETS                                1,045             1,144
NON-PERFORMING LOANS                                   938             1,118
ALLOWANCE FOR LOAN LOSSES                            1,454             1,457
AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES              114.33%           115.51%
ALLOWANCE FOR LOAN LOSSES TO
  NON-PERFORMING LOANS                              155.01%           130.32%
ALLOWANCE FOR LOAN LOSSES TO
  TOTAL LOANS                                         1.11%             1.21%
NON-PERFORMING LOANS TO TOTAL LOANS                   0.71%             0.93%
NON-PERFORMING ASSETS TO TOTAL ASSETS                 0.30%             0.34%
CUMULATIVE ONE-YEAR GAP                               2.89%            11.62%
SHAREHOLDERS' EQUITY TO ASSETS                       12.01%            12.59%
EFFICIENCY RATIO                                     56.27%            55.56%
COVERAGE RATIO                                      162.39%           164.12%
NUMBER OF BANKING FACILITIES                             9                 9

                                                     FOR THE                        FOR THE
                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                               --------------------           ------------------
                                               1996            1995           1996          1995
                                               ----            ----           ----          ----
SELECTED OPERATING ACTIVITIES (1):

RETURN ON AVERAGE ASSETS                       0.96%           0.98%          0.96%         0.99%
RETURN ON AVERAGE EQUITY                       7.99%           7.24%          7.85%         7.43%
NET INTEREST RATE SPREAD                       3.05%           3.20%          3.09%         3.26%
NET INTEREST MARGIN                            3.59%           3.78%          3.64%         3.82%

(1) AMOUNTS ARE ANNUALIZED


                                                 AT OR FOR THE          AT OR FOR THE
                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30, 1996           JUNE 30, 1996
                                               ------------------      ----------------
PER SHARE DATA:

EARNINGS PER SHARE (2)                           $    .32                 $    .62
BOOK VALUE PER SHARE (3)                            16.73                    16.73
TANGIBLE BOOK VALUE PER SHARE (3)                   15.91                    15.91
MARKET PRICE PER SHARE:
  HIGH FOR THE QUARTER/YEAR                         15.625                   16.25
  LOW FOR THE QUARTER/YEAR                          14.50                    14.25
  CLOSE 06/30/96                                    15.00                    15.00
CASH DIVIDENDS DECLARED PER SHARE                    .135                      .27
AVERAGE NUMBER OF SHARES OUTSTANDING (2):
   PRIMARY                                         2,553,795                2,597,200
   FULLY DILUTED                                   2,554,581                2,597,207


(2) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.
(3)  Amounts calculated exclude ESOP shares not committed to be released.

                                    ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION

     Total assets increased $8.7 million or 2.6% to $343.0 million at June 30, 1996 compared to $334.3 million at December 31, 1995. Short-term investments decreased and investment securities increased to $6.4 million and $39.2 million, respectively, at June 30, 1996 compared to $14.3 million and $27.9 million, respectively at December 31, 1995. The $7.9 million decrease in short-term investments was the result of maturities and the $11.3 million increase in investment securities was the result of the reinvestment of those maturing short-term investments and the use of available cash. At June 30, 1996 the Company had $27.8 million of investment securities classified as available for sale compared to $40.9 million at December 31, 1995. The after-tax net unrealized loss on these securities amounted to $99,000 at June 30, 1996, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was the result of both maturities and sales for which the proceeds were used to purchase loans. Mortgage-backed securities increased $6.6 million to $126.1 million at June 30, 1996 compared to $119.5 million at December 31, 1995. Loans receivable increased $11.1 million or 9.3% to $130.6 million at June 30, 1996 compared to $119.5 million at December 31, 1995, as originations exceeded principal repayments and management invested available funds in an effort to increase loans outstanding. The Company purchased approximately $8.3 million of adjustable rate residential mortgage loans during the second quarter of 1996.

     Total liabilities increased by $9.6 million or 3.3% to $301.8 million at June 30, 1996 compared to $292.2 million at December 31, 1995. Deposits increased $4.8 million or 2.0% to $246.4 million at June 30, 1996 compared to $241.6 million at December 31, 1995. Deposits increased primarily due to the Company being competitively priced in certificates of deposit during the first and second quarters of 1996. Borrowed funds increased $5.0 million to $53.0 million at June 30, 1996 compared to $48.0 million at December 31, 1995, which funds were used to invest in assets yielding higher rates than those rates paid on the borrowings.

     Total shareholders' equity decreased $912,000 to $41.2 million at June 30, 1996 compared to $42.1 million at December 31, 1995. This decrease was a result of the Company repurchasing $1.9 million of its common stock. In January 1996, the Company announced a repurchase of up to 5% or 133,941 shares of the Company's outstanding common stock, of which there were 127,100 shares purchased in the open market at ranges between $14.56 and $15.81 during the first six months of this year. These shares are held as treasury shares. This program was completed with 6,841 shares repurchased in July 1996. The Company recently announced another 5% program representing 127,567 shares to be repurchased over the next six months. The Company also paid quarterly cash dividends of approximately $336,000 and $331,000 for the quarters ended March 31, 1996 and June 30, 1996, respectively. In addition, during the six months ended June 30, 1996 the market value of investment securities available for the sale declined $130,000 from a net gain position of $31,000 at December 31,

     1995 to a net loss position of $99,000 at June 30, 1996. These decreases were partially offset by net income of $1.6 million and the amortization of the expense of our Recognition and Retention Plan of $61,000.

     RESULTS OF OPERATIONS

     NET INCOME

     Net income was $818,000 or $.32 per share for the three months ended June 30, 1996 compared to $778,000 or $.28 per share for the three month period ended June 30, 1995. The $40,000 increase in net income for the three months ended June 30, 1996 as compared to the same period in 1995 was primarily the result of an increase in net interest income of $47,000, which was partially offset by an increase in provision for income taxes of $2,000 and an increase in total non-interest expense of $4,000. Net income was $1.6 million or $.62 per share for the six months ended June 30, 1996 compared to $1.6 million or $.56 per share for the same period in 1995. The $59,000 increase for the six months ended June 30, 1996 compared to the year-earlier period was primarily the result of an increase in net interest income of $118,000, a decrease in the provision for loan losses of $10,000 and a decrease in the provision for income taxes of $7,000, offset by an increase in total non-interest expense of $76,000.


     INTEREST INCOME

     Interest income amounted to $6.1 million for the three month period ended June 30, 1996, compared to $5.7 million during the same period in 1995. The $426,000 increase was due to an increase in average interest-earning assets of $21.3 million and an increase of 4 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in investment securities and loans receivable and was partially offset by reductions in short-term investments and mortgage backed securities. Interest income amounted to $12.2 million for the six months ended June 30, 1996 compared to $11.2 million during the same period in 1995. The $1.0 million increase was due to an increase in average interest-earning assets of $21.8 million and an increase of 17 basis points in the weighted average yield on interest-earning assets.
     The increase in the balances of average interest-earning assets was the result of a $21.9 million aggregate increase in average investment securities and investment securities available for sale, a $11.5 million increase in average loans receivable and a $118,000 increase in average mortgage-backed securities partially offset by a $11.8 million decrease in short-term investments. The increase in the weighted average yield occurred in investments and mortgage backed securities and decreases occurred in loans and short-term investments.


     INTEREST EXPENSE

     Interest expense increased to $3.2 million for the three month period ended June 30, 1996, compared to $2.8 million during the same period in 1995. This $379,000 increase in interest expense was due to a $23.2 million increase in the balance of average interest-bearing liabilities and an increase of 19 basis points in the average cost of funds. Average balances increased in certificates of deposit and borrowed funds which increases were partially offset by decreases in the balances of passbook accounts. Interest expense increased to $6.3 million for the six months ended
     June 30, 1996 compared to $5.3 million for the same period in 1995.
     This $945,000 increase in interest expense was due to a $22.6 million increase in the balance of average interest-bearing liabilities and an increase of 34 basis points in the average cost of funds. Average deposits increased $11.0 million for the six month period ended June 30, 1996 compared to the same period in 1995 as a result of the Company being competitively priced in certificates of deposit which increases were partially offset by decreases in the passbook accounts. Average borrowed funds increased $11.6 million for the six month period ended June 30, 1996 compared to the same period in 1995 due to the Company increasing its short-term FHLB advances. The increase in the average cost of funds occurred in time deposits and decreases occurred in the average cost of borrowed funds. NOW, money market, and passbook accounts cost of funds remained relatively stable.


     NET INTEREST INCOME

     Net interest income amounted to $3.0 million and $5.9 million for the three and six months ended June 30, 1996, respectively, compared to $2.9 and $5.8 million during the same time periods in 1995. Net interest income increased mainly because of higher average balances. Average interest-earning assets increased $21.3 million and $21.8 million during the three and six months ended June 30, 1996 compared to the year earlier period. Average interest-bearing liabilities increased $23.2 million and $22.6 million during the same comparative time period. The Company repurchased $1.9 million of its common stock during the first six months of this year. A shift from lower yielding assets into higher yielding assets for the six months ended June 30, 1996 compared to the year-earlier period, was offset by a corresponding shift from lower yielding deposits into higher yielding deposits during the same comparative time period. The net interest margin declined 19 basis points to 3.59% for the three months ended June 30, 1996 from 3.78% for the year-earlier period and declined 18 basis points to 3.64% for the six months ended June 30, 1996 from 3.82% for the same period last year. The decline in the net interest margin was partially attributable to an increase in average rates earned on interest-earning assets being more than offset by an increase in rates paid on average interest-bearing liabilities.


     PROVISION FOR LOAN LOSSES

     The provision for loan losses decreased to $50,000 for the six month period ended June 30, 1996 compared to $60,000 during the same time period in 1995. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

     The allowance for loan losses amounted to $1.5 million or 1.11% and 155.01% of total loans and total non-performing loans, respectively, at June 30, 1996, as compared to $1.5 million or 1.21% and 130.32% , respectively, at December 31, 1995

     Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $938,000 and $1.1 million at June 30, 1996 and December 31, 1995, respectively, which represented .71% and .93% of the Company's total loans, respectively. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $107,000 and $26,000 at June 30, 1996 and December 31, 1995, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.0 million or .30% at June 30, 1996 and $1.1 million or .34% at December 31, 1995.


     NON-INTEREST INCOME

     Non-interest income amounted to $157,000 and $309,000 for the three and six month periods ended June 30, 1996, as compared to $158,000 and $309,000 for the same time periods in 1995.


     NON-INTEREST EXPENSE

     Non-interest expense increased $4,000 for the three month period ended June 30, 1996, compared to the same time period in 1995, primarily as a result of increases in salaries and employee benefits of $12,000, premises and equipment expense of $35,000 and a decrease
     in other expenses of $51,000.   Non-interest expense increased
     $76,000 for the six months ended June 30, 1996 compared to the same period in 1995, primarily as a result of increases in salaries and employee benefits of $65,000 premises and equipment expense of $47,000, data processing expense of $13,000 and a decrease in other expenses of $57,000. Increases in salaries and employee benefits were the result of normal salary adjustments, and expenses related to the establishment of a Recognition and Retention Plan in the second quarter of 1995. Increases in premises and equipment expense were primarily the result of expenses related to renovation of a branch office and expenses caused by severe weather conditions in the first quarter of 1996. Decreases in other expenses were primarily due to decreases in postage, supply and other expenses.


     PROVISION FOR INCOME TAXES

     Provision for income taxes was $460,000 and $458,000 for the three months ended June 30, 1996 and 1995, respectively, and $917,000 and $924,000 for the six months ended June 30, 1996 and 1995, respectively. The Company's effective tax rate amounted to 36.0% and 37.1% during the three months ended June 30, 1996 and 1995, respectively and 36.1% and 37.2% during the six months ended June 30, 1996 and 1995, respectively.


     LIQUIDITY

     Office of Thrift Supervision ("OTS") regulations require the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month of June 1996, the Bank's average liquidity position was $41.8 million or 14.44% compared to $59.0 million or 21.03% for the month of December 1995.


     REGULATORY CAPITAL REQUIREMENTS

     The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital (shareholders' equity lessgoodwill) amounting to not less than 1.5% of adjusted total assets and core capital (tangible capital plus 90% of purchased mortgage servicing rights) amounting to not less than 3% of adjusted total assets. In addition, savings associations are required to maintain risk-based capital in an amount equal to 8.0% of total assets and off-balance sheet instruments, as adjusted to reflect their relative credit risks. At June 30, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 10.30%, 10.30% and 26.67%, respectively, which substantially exceeded applicable requirements.

     PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


     ITEM 5.  OTHER INFORMATION

     Under Section 593 of the Internal Revenue Code of 1986 (the "Code"), thrift institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions, thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Bank's actual loss experience (the "experience method"), or a percentage equal to 8.0% of the Bank's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank has generally used the percentage of taxable income method in the past.

     Recent legislation adopted by the U.S. Congress in early August 1996 and anticipated to become law upon signature by the President of the United States generally would (i) repeal the provisions of Section 593 of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) require that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period the excess of the balance of its bad debt reserves over the balance of such reserves as of December 31, 1987, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six taxable years preceding 1996. The Company is unable to predict at this time whether the legislation will be adopted or the form of such final legislation if adopted and its effect on the Company.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       FED ONE BANCORP, INC.


     Date:      AUGUST 9, 1996         By: /S/ALAN E. GROOVER
           -------------------------       ------------------------------
                                           Alan E. Groover
                                           Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




     Date:      AUGUST 9, 1996         By: /S/LISA K. DICARLO
           -------------------------       ------------------------------
                                           Lisa K. DiCarlo
                                           Senior Vice President and Treasurer
                                           (Principal Financial and Accounting
                                            Officer)