Form 10-Q
period 1996-09-30
FED ONE BANCORP INC
filed 1996-11-12
CIK 929549

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


{MARK ONE}
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______ to ______

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes        No
                                ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,467,799 shares as of November 6, 1996.

                                FED ONE BANCORP, INC.

                                        INDEX






                                                                PAGE
PART I  FINANCIAL INFORMATION
    Item 1.  Financial Statements

    Consolidated Statements of Financial Condition at             1
    September 30, 1996 (unaudited) and December 31, 1995

    Consolidated Statements of Income for the Three and           2
    Nine Months ended September 30, 1996 and 1995 (unaudited)

    Consolidated Statement of Changes in Shareholders' Equity     3
    for the Nine Months ended September 30, 1996 (unaudited)

    Consolidated Statements of Cash Flows for the Nine Months     4
    ended September 30, 1996 and 1995 (unaudited)

    Notes to Consolidated Financial Statements                    5

    Financial Highlights                                          9

    Item 2.   Management's Discussion and Analysis of            10
              Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                      15

                     FED ONE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,    DECEMBER 31
                                                         1996            1995
                                                         ----            ----
                                                     (Dollars In Thousands Except
                                                              For Shares)

ASSETS
 CASH ON HAND AND NONINTEREST-EARNING
  DEPOSITS IN OTHER INSTITUTIONS                       $  1,111        $  1,429
 SHORT-TERM INVESTMENTS:
  INTEREST-EARNING DEPOSITS IN OTHER
   INSTITUTIONS                                           5,125          10,269
 CERTIFICATES OF DEPOSIT                                    595           3,994
 INVESTMENT SECURITIES HELD TO MATURITY, AT COST
  (market value of $39,309 and $28,172)                  39,797          27,877
 INVESTMENT SECURITIES AVAILABLE FOR SALE
  (cost of $24,607 and $40,799)                          24,556          40,850
 MORTGAGE-BACKED SECURITIES HELD TO MATURITY,
  AT COST (market value of $129,340 and $121,582)       129,146         119,501
 LOANS RECEIVABLE, NET OF ALLOWANCE FOR LOAN
  LOSSES OF $1,398 AND $1,457                           129,833         119,493
 REAL ESTATE OWNED                                           57              26
 PREMISES AND EQUIPMENT, NET                              5,532           5,355
 ACCRUED INTEREST RECEIVABLE:
   INVESTMENT SECURITIES                                    935           1,154
   MORTGAGE-BACKED SECURITIES                               887             846
   LOANS RECEIVABLE                                       1,023             952
 PREPAID EXPENSES AND OTHER ASSETS                        2,931           2,551
                                                       --------        --------
  TOTAL ASSETS                                         $341,528        $334,297
                                                       --------        --------
                                                       --------        --------
 LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES:
   DEPOSITS                                            $244,489        $241,567
   BORROWED FUNDS                                        53,720          48,044
   ADVANCES BY BORROWERS FOR TAXES AND INSURANCE            415             830
   ACCRUED INTEREST PAYABLE                                 421             453
   ACCRUED EXPENSES AND OTHER LIABILITIES                 2,608           1,303
                                                       --------        --------
   TOTAL LIABILITIES                                    301,653         292,197

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 PREFERRED STOCK: 5,000,000 SHARES AUTHORIZED --
  NONE ISSUED                                             --              --
 COMMON STOCK, $.10 PAR VALUE: 15,000,000 SHARES
   AUTHORIZED -- 2,818,762 ISSUED AT SEPTEMBER 30,
   1996 AND DECEMBER 31, 1995                               282             282
 ADDITIONAL PAID-IN CAPITAL                              19,367          19,330
 UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
   SHARES                                                  (931)         (1,016)
 RETAINED EARNINGS -- SUBSTANTIALLY RESTRICTED           26,754          26,358
 TREASURY STOCK AT COST:  325,963 AND 139,938
   SHARES AT SEPTEMBER 30, 1996 AND DECEMBER 31,
   1995, RESPECTIVELY                                    (4,907)         (2,088)
 UNEARNED COMMON STOCK HELD BY THE RECOGNITION
   AND RETENTION PLAN (RRP)                                (659)           (797)
 NET UNREALIZED GAIN (LOSS) ON INVESTMENT
   SECURITIES AVAILABLE FOR SALE                            (31)             31
                                                       --------        --------
TOTAL SHAREHOLDERS' EQUITY                               39,875          42,100
                                                       --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $341,528        $334,297
                                                       --------        --------
                                                       --------        --------


See accompanying notes to unaudited consolidated financial statements.

                    FED ONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                       ---------------------  -----------------
                                           1996      1995       1996     1995
                                           ----      ----       ----     ----
                                          (In Thousands except per share data)
INTEREST INCOME:
 LOANS RECEIVABLE                        $2,964     $2,771   $ 8,699   $ 8,103
 MORTGAGE-BACKED SECURITIES               2,103      2,014     6,139     5,760
 INVESTMENT SECURITIES                    1,028        801     3,211     2,271
 SHORT-TERM INVESTMENTS                      75        262       345       875
                                        -------     ------   -------   -------
  TOTAL INTEREST INCOME                   6,170      5,848    18,394    17,009

INTEREST EXPENSE:
 DEPOSITS                                 2,518      2,341     7,496     6,642
 BORROWED FUNDS                             723        558     2,037     1,604
                                        -------     ------   -------   -------
  TOTAL INTEREST EXPENSE                  3,241      2,899     9,533     8,246

NET INTEREST INCOME                       2,929      2,949     8,861     8,763
PROVISION FOR LOAN LOSSES                    20         30        70        90
                                        -------     ------   -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         2,909      2,919     8,791     8,673

NON-INTEREST INCOME:
 FEES AND SERVICE CHARGES                   145        151       435       443
 NET GAIN ON SALE OF INVESTMENT
  SECURITIES -- AFS                        --            2         3         2
 OTHER                                        4         10        20        27
                                        -------     ------   -------   -------
 TOTAL NON-INTEREST INCOME                  149        163       458       472

NON-INTEREST EXPENSE:
 SALARIES AND EMPLOYEE BENEFITS             894        918     2,758     2,710
 PREMISES AND EQUIPMENT EXPENSE             323        330     1,021       981
 DATA PROCESSING                             48         49       158       146
 FEDERAL INSURANCE PREMIUMS                 141        134       414       404
 FDIC-SAIF ASSESSMENT                     1,519         --      1,519       --
 AMORTIZATION EXPENSE                        70         70        211      211
 REO EXPENSE                                  3          2          9        3
 OTHER                                      305        319        866      944
                                        -------    -------     ------   ------
   TOTAL NON-INTEREST EXPENSE             3,303      1,822      6,956    5,399

INCOME (LOSS) BEFORE INCOME TAXES          (245)     1,260      2,293    3,746
PROVISION (BENEFIT) FOR INCOME TAXES       (106)       455        811    1,379
                                        -------    -------     ------   ------
NET INCOME (LOSS)                         $(139)      $805      1,482   $2,367
                                        -------    -------     ------   ------
                                        -------    -------     ------   ------
PRIMARY/FULY DILUTED
 EARNINGS (LOSS) PER SHARE                $(0.06)     $0.29      $0.58    $0.85

DIVIDENDS DECLARED PER SHARE             $0.145     $0.135     $0.415   $0.385

AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's omitted):
    PRIMARY                               2,514      2,760      2,569    2,767
    FULLY DILUTED                         2,523      2,771      2,574    2,778


See accompanying notes to unaudited consolidated financial statements.

                       FED ONE BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                                            UNREALIZED
                                                                                            UNEARNED      GAIN (LOSS) ON
                                                                                             COMMON         INVESTMENT
                                       ADDITIONAL    UNEARNED                                 STOCK         SECURITIES
                             COMMON     PAID-IN        ESOP       RETAINED     TREASURY       HELD          AVAILABLE
                              STOCK     CAPITAL       SHARES      EARNINGS      STOCK       BY THE REP       FOR SALE     TOTAL
                              -----     -------       ------      --------      -----       ----------       --------     -----

BALANCE AT
December 31, 1995             $282      $19,330       $(1,016)    $26,358       $(2,088)      $(797)          $31        $42,100

NET INCOME                      --           --            --       1,482            --          --            --          1,482

AMORTIZATION OF
  RECOGNITION AND
  RETENTION PLAN                --           --            --          --            --         138            --            138

COMMON STOCK ISSUED
  UPON EXERCISE OF STOCK
  OPTIONS - 8,082 SHARES        --           --            --         (73)          119          --            --             46

CASH DIVIDEND DECLARED          --            5            --      (1,013)           --          --            --         (1,008)

PRINCIPAL REPAYMENT OF
  ESOP DEBT                     --           32            85          --            --          --            --            117

PURCHASE OF TREASURY
  STOCK - 194,117 SHARES        --           --            --          --        (2,938)         --            --         (2,938)

CHANGE IN NET UNREALIZED GAIN
  (LOSS) ON INVESTMENT
  SECURITIES AVAILABLE
  FOR SALE                      --           --            --          --            --          --           (62)          (62)
                              ----       ------         -----     -------       -------       -----         -----      --------

BALANCE AT
September 30, 1996            $282      $19,367         $(931)    $26,754       $(4,907)      $(659)         $(31)      $39,875
                              ----       ------         -----     -------       -------       -----         -----      --------
                              ----       ------         -----     -------       -------       -----         -----      --------




     See accompanying notes to unaudited consolidated financial statements

                     FED ONE BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -------------------------
                                                  1996               1995
                                                  ----               ----
                                                       (In Thousands)
OPERATING ACTIVITIES:
  NET INCOME                                     $1,482           $2,367
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                       70               90
     DEPRECIATION AND AMORTIZATION                  685              646
     NON-CASH COMPENSATION EXPENSE RELATED
      TO ESOP BENEFIT                               117              114
     NET GAIN ON SALES OF:
        INVESTMENT SECURITIES                        (3)              (2)
        REO                                          (2)              (1)
     (INCREASE) DECREASE IN ACCRUED INTEREST
       RECEIVABLE                                   107             (572)
     INCREASE IN ACCRUED EXPENSES                 1,552               55
     DECREASE IN TAXES PAYABLE                     (694)             (42)
     OTHER, NET                                     (73)             613
                                                 ------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES         3,241            3,268

INVESTING ACTIVITIES:
  PURCHASES OF:
    CERTIFICATES OF DEPOSIT                        (595)          (2,994)
    INVESTMENT SECURITIES HELD TO MATURITY      (19,971)         (10,770)
    INVESTMENT SECURITIES AVAILABLE FOR SALE     (7,127)          (7,580)
    MORTGAGE-BACKED SECURITIES HELD TO
     MATURITY                                   (26,017)         (16,549)
    LOANS                                       (13,484)          (5,906)
    PREMISES AND EQUIPMENT, NET                    (526)            (523)
  PROCEEDS FROM SALES OF:
    INVESTMENT SECURITIES AVAILABLE FOR SALE      5,000            3,000
    LOANS                                           152              687
    REO                                              12               31
  PRINCIPAL REPAYMENTS AND MATURITIES OF:
    CERTIFICATES OF DEPOSIT                       3,994            4,000
    INVESTMENT SECURITIES HELD TO MATURITY        8,057            4,556
    INVESTMENT SECURITIES AVAILABLE FOR SALE     18,323            4,174
    MORTGAGE-BACKED SECURITIES HELD TO
     MATURITY                                    16,378           10,063
    (INCREASE) DECREASE IN LOANS
      RECEIVABLE, NET                             2,818           (1,157)
                                                -------          -------
NET CASH USED BY INVESTING ACTIVITIES           (12,986)         (18,968)
FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN DEPOSITS, NET            2,922           (1,153)
  INCREASE IN BORROWINGS, NET                     5,676            7,999
  DECREASE IN ADVANCES BY BORROWERS
    FOR TAXES AND INSURANCE                        (415)            (242)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK             46           14,815
  STOCK ACQUIRED FOR ESOP                            --           (1,129)
  PURCHASE OF COMMON STOCK FOR RECOGNITON
   AND RETENTION PLAN                                --             (919)
  PURCHASE OF TREASURY STOCK                     (2,938)          (1,684)
  CASH DIVIDENDS PAID                            (1,008)            (827)
                                                 ------           ------
NET CASH PROVIDED BY FINANCING ACTIVITIES         4,283           16,860
                                                 ------           ------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (5,462)           1,160

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       11,698            9,743
                                                -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $6,236          $10,903
                                                -------          -------
                                                -------          -------


See accompanying notes to unaudited consolidated financial statements.

                         FED ONE BANCORP, INC. AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.  PRINCIPLES OF CONSOLIDATION
    ---------------------------

    The consolidated financial statements include the accounts of Fed One Bancorp, Inc. (the "Company"), and its wholly owned subsidiary, Fed One Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.


3.  RECLASSIFICATION OF PRIOR YEAR'S STATEMENTS
    -------------------------------------------

    Certain items previously reported have been reclassified to conform with the current year's reporting format.


4.  CONVERSION AND REORGANIZATION
    -----------------------------

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

5.  EARNINGS PER SHARE
    ------------------

    Earnings(loss) for the three and nine months ended September 30, 1996 were a $.06 loss per share and income of $.58 per share, respectively, compared to income of $.29 per share and $.85 per share for the three and nine months ended September 30, 1995, respectively. Earnings per share were computed by dividing net income(loss) for the three and nine months ended September 30, 1996 and 1995 by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for the three and nine months ended September 30, 1996 and 1995 do not include ESOP shares that have not been committed to be released in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported primary per share amounts are based on 2,514,388 and 2,568,682 common shares and common stock equivalents for the three and nine months ended September 30, 1996, and 2,759,710 and 2,766,901 common shares and common stock equivalents for the three and nine months ended September 30, 1995, respectively. Reported fully diluted per share amounts are based on 2,522,724 and 2,574,365 common shares and common stock equivalents for three and nine months ended September 30, 1996, and 2,770,525 and 2,778,153 common shares and common stock equivalents for the three and nine months ended September 30, 1995, respectively. Shares granted but not yet issued under the Company's stock option plan are considered common stock equivalents for earnings per share calculations. Without the one-time special FDIC assessment, earnings per share for the three and nine months ended September 30, 1996 would have been income of $.32 and $.95 per share, respectively. See Management's discussion and analysis.


6.  DIVIDENDS ON COMMON STOCK
    -------------------------

    On September 18, 1996, the Company declared a quarterly cash dividend of $.145 per share payable on October 19, 1996 to shareholders of record on September 30, 1996.


7.  INCOME TAXES
    ------------

    Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

    Total income tax expense through the nine months ended September 30, 1996 consists of (in thousands):

                                 Current      Deferred       Total
                                 -------      --------       -----

              Federal              $712          $27           $739
              State                  64            8             72
                                   ----          ---           ----
                                   $776          $35           $811
                                   ----          ---           ----
                                   ----          ---           ----

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 are presented below (in thousands):



            Deferred tax assets:
              Allowance for loan losses               $235
              Unrealized losses of securities
               available for sale                       20
              Deposit-based intangibles                 36
              Other                                     70
                                                      ----
               Total gross deferred tax assets        $361

            Deferred tax liabilities:
              Plant and equipment, principally
                due to differences in depreciation
                and capitalized interest              (127)
              Deferred loan fees                      (247)

            Other                                      (12)
                                                     -----
               Total gross deferred tax liabilities   (386)
                                                     -----
               Net deferred tax asset (liability)     $(25)
                                                     -----
                                                     -----



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


8.  CONTINGENCIES:
    --------------

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


9.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
    -----------------------------------

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

    Compensation expense related to the ESOP amounted to $39,000 and $122,000 for the three and nine months ended September 30, 1996 compared to $46,000 and $113,000 for the three and nine months ended September 30, 1995, respectively. The fair value of unearned ESOP shares at September 30, 1996 totaled $1.4 million. At September 30, 1996, there were 8,463 ESOP shares committed to be released and 93,119 suspense shares. ESOP shares totaling 11,286 were allocated as of September 30, 1996.


10. RECENT ACCOUNTING DEVELOPMENTS
    ------------------------------

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

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS

                                              AT OR FOR THE       AT OR FOR THE
                                            NINE MONTHS ENDED      YEAR ENDED
                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1996                1995
                                            -----------------     -------------
                                                    (Dollars In Thousands)

FINANCIAL CONDITION DATA:

AVERAGE INTEREST-EARNING ASSETS                  $327,421            $308,965
AVERAGE INTEREST-BEARING LIABILITIES              286,838             267,471
NET AVERAGE EARNING ASSETS                         40,583              41,494
NON-PERFORMING ASSETS                                 924               1,144
NON-PERFORMING LOANS                                  867               1,118
ALLOWANCE FOR LOAN LOSSES                           1,398               1,457
AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES             114.15%             115.51%
ALLOWANCE FOR LOAN LOSSES TO
  NON-PERFORMING LOANS                             161.25%             130.32%
ALLOWANCE FOR LOAN LOSSES TO
  TOTAL LOANS                                        1.07%               1.21%
NON-PERFORMING LOANS TO TOTAL LOANS                  0.66%               0.93%
NON-PERFORMING ASSETS TO TOTAL ASSETS                0.27%               0.34%
CUMULATIVE ONE-YEAR GAP                              8.39%              11.62%
SHAREHOLDERS' EQUITY TO ASSETS                      11.68%              12.59%
EFFICIENCY RATIO                                    72.38%              55.56%
COVERAGE RATIO                                     127.39%             164.12%
NUMBER OF BANKING FACILITIES                            9                   9



                                                   FOR THE                    FOR THE
                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------         -----------------
                                              1996          1995         1996         1995
                                              ----          ----         ----         ----

SELECTED OPERATING ACTIVITIES (1):

RETURN ON AVERAGE ASSETS (2)                  -0.16%        1.01%        0.58%        1.00%
RETURN ON AVERAGE EQUITY (2)                  -1.36%        7.60%        4.79%        7.49%
NET INTEREST RATE SPREAD                       3.02%        3.23%        3.06%        3.25%
NET INTEREST MARGIN                            3.55%        3.82%        3.61%        3.82%


(1) AMOUNTS ARE ANNUALIZED
(2) REFLECTS THE FDIC-SAIF ASSESSMENT


                                        AT OR FOR THE        AT OR FOR THE
                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30, 1996   SEPTEMBER 30, 1996
                                      ------------------   ------------------
PER SHARE DATA:

PRIMARY/FULLY DILUTED
 EARNINGS(LOSS) PER SHARE (3)              $ (.06)             $  .58
BOOK VALUE PER SHARE (4)                    16.62               16.62
TANGIBLE BOOK VALUE PER SHARE (4)           15.78               15.78
MARKET PRICE PER SHARE:
  HIGH FOR THE QUARTER/YEAR                 16.00               16.25
  LOW FOR THE QUARTER/YEAR                  13.00               13.00
  CLOSE 09/30/96                            15.50               15.50
CASH DIVIDENDS DECLARED PER SHARE             .145                .415
AVERAGE NUMBER OF SHARES
 OUTSTANDING (3):
   PRIMARY                               2,514,388           2,568,682
   FULLY DILUTED                         2,522,724           2,574,365


(3) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.

(4) Amounts calculated exclude ESOP shares not committed to be released.

                                    ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 which included legislation to resolve the deposit insurance premium disparity which included a one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), the deposit insurance fund of our subsidiary Fed One Bank. This industry wide assessment, which requires a one-time payment of
    65.7 basis points on SAIF insured deposits that the Bank held on March 31, 1995, results in a non-recurring pre-tax expense of $1.5 million payable November 27, 1996. On an after-tax basis, the charge is $956,000 or the equivalent of 38 cents per share. Beginning January 1, 1997, the annual deposit insurance premium of the Bank will be reduced from 23 basis points to about 6 basis points which will result in an annual savings of about $400,000.


    Financial Condition
    -------------------

    Total assets increased $7.2 million or 2.2% to $341.5 million at September 30, 1996 compared to $334.3 million at December 31, 1995. Short-term investments decreased and investment securities increased to $5.7 million and $39.8 million, respectively, at September 30, 1996 compared to $14.3 million and $27.9 million, respectively at December 31, 1995. The $8.5 million decrease in short-term investments was the result of maturities and the $11.9 million increase in investment securities was the result of the reinvestment of those maturing short-term investments and the use of available cash. At September 30, 1996 the Company had $24.6 million of investment securities classified as available for sale compared to $40.9 million at December 31, 1995. The after-tax net unrealized loss on these securities amounted to $31,000 at September 30, 1996, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was the result of both maturities and sales for which the proceeds were used to purchase loans. Mortgage-backed securities increased $9.6 million to $129.1 million at September 30, 1996 compared to $119.5 million at December 31, 1995. Loans receivable increased $10.3 million or 8.7% to $129.8 million at September 30, 1996 compared to $119.5 million at December 31, 1995, as originations exceeded principal repayments and management invested available funds in an effort to increase loans outstanding. The Company purchased approximately $8.3 million of adjustable rate residential mortgage loans during the second quarter of 1996.

    Total liabilities increased by $9.5 million or 3.2% to $301.7 million at September 30, 1996 compared to $292.2 million at December 31, 1995. Deposits increased $2.9 million or 1.2% to $244.5 million at September 30, 1996 compared to $241.6 million at December 31, 1995. Deposits increased primarily due to the Company being competitively priced in certificates of deposit during the first, second and third quarters of 1996. Borrowed funds increased $5.7 million to $53.7 million at September 30, 1996 compared to $48.0 million at December 31, 1995, which funds were used to invest in assets yielding higher rates than those rates paid on the borrowings.

    Total shareholders' equity decreased $2.2 million to $39.9 million at September 30, 1996 compared to $42.1 million at December 31, 1995. This decrease was primarily the result of the Company repurchasing $2.9 million of its common stock. In January 1996, the Company announced a repurchase of up to 5% or 133,941 shares of the Company's outstanding common stock. This program was completed in July 1996. Shares were purchased at ranges between $14.56 and $15.81 per share. In July 1996 the Company announced another 5% program representing 127,567 shares to be repurchased over the next six months, of which there were 60,176 shares purchased in the open market at ranges between $13.81 and $15.50 during the quarter. These repurchased shares are held as treasury shares. An additional reduction in equity was caused by the Company also paying quarterly cash dividends of approximately $336,000, $331,000 and $346,000 for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively.
    In addition, during the nine months ended September 30, 1996 the market value of investment securities available for sale declined $62,000 from a net gain position of $31,000 at December 31, 1995 to a net loss position of $31,000 at September 30, 1996. These decreases were partially offset by net income of $1.5 million and the amortization of the expense of our Recognition and Retention Plan of $83,000.


    RESULTS OF OPERATIONS


    Net Income
    ----------

    The Company had a net loss of $139,000 or $.06 per share loss for the three months ended September 30, 1996 compared to earnings of $805,000 or $.29 per share for the three months ended September 30, 1995. The net loss for the three months ended September 30, 1996 was the result of a $1.5 million pre-tax charge for the amount of the Federal Deposit Insurance Corporation ("FDIC") special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). On an after-tax basis this one-time special assessment of $956,000 resulted in a decrease in earnings per share of $.38 for the quarter ended September 30, 1996. Without the assessment, net income for the quarter would have been $818,000 or $.32 per share, an increase of $13,000 compared to the three months ended September 30, 1995. Net income was $1.5 million or $.58 per share for the nine months ended September 30, 1996 compared to $2.4 million or $.85 per share for the same period in 1995. The decrease in earnings for the nine months ended September 30, 1996 compared to the year-earlier period was also the result of the FDIC special assessment. Without the special assessment, net income for the nine months ended September 30, 1996 would have been $2.4 million or $.95 per share.


    Interest Income
    ---------------

    Interest income amounted to $6.2 million for the three month period ended September 30, 1996, compared to $5.8 million during the same period in 1995. The $322,000 increase was due to an increase in average interest-earning assets of $20.9 million offset by a decrease of 8 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in investment securities, loans receivable and mortgage-backed securities and was partially offset by reductions in short-term investments. The decrease in the weighted average yield occurred in short-term investments and loans with offsetting increases in the yield on investments and mortgage-backed securities.
    Interest income amounted to $18.4 million for the nine months ended September 30, 1996 compared to $17.0 million during the same period in 1995. The $1.4 million increase was due to an increase in average interest-earning assets of $21.6 million and an increase of 8 basis points in the weighted average yield on interest-earning assets. The increase in the balances of average interest-earning assets was the result of a $19.1 million aggregate increase in average investment securities and investment securities available for sale, a $12.6 million increase in average loans receivable and a $1.5 million increase in average mortgage-backed securities partially offset by a $11.7 million decrease in short-term investments. The increase in the weighted average yield occurred in investments and mortgage backed securities and decreases in yield occurred in loans and short-term investments.

    Interest Expense
    ----------------

    Interest expense increased to $3.2 million for the three month period ended September 30, 1996, compared to $2.9 million during the same period in 1995. This $342,000 increase in interest expense was due to a $22.7 million increase in the balance of average interest-bearing liabilities and an increase of 13 basis points in the average cost of funds. Average balances of certificates of deposit and borrowed funds increased, which were partially offset by decreases in the balances of passbook accounts. The cost of funds increase was a result of an increase in the cost of funds in time deposits partially offset by decreases in the cost of funds in NOW, money market and borrowed funds. Interest expense increased to $9.5 million for the nine months ended September 30, 1996 compared to $8.2 million for the same period in 1995. This $1.3 million increase in interest expense was due to a $22.6 million increase in the balance of average interest-bearing liabilities and an increase of 27 basis points in the average cost of funds. Average deposits increased $10.2 million for the nine month period ended September 30, 1996 compared to the same period in 1995 as a result of the Company being competitively priced in certificates of deposit which increases were partially offset by decreases in the average balance of passbook accounts. Average borrowed funds increased $12.4 million for the nine month period ended September 30, 1996 compared to the same period in 1995 due to the Company increasing its short-term FHLB advances. The increase in the average cost of funds occurred in time deposits and decreases occurred in the average cost of borrowed funds. NOW, money market, and passbook accounts cost of funds remained relatively stable.

    Net Interest Income
    -------------------

    Net interest income amounted to $2.9 million and $8.9 million for the three and nine months ended September 30, 1996, respectively, compared to $2.9 million and $8.8 million during the same time periods in 1995. Net interest income increased mainly because of higher average balances. Average interest-earning assets increased $20.9 million and $21.6 million during the three and nine months ended September 30, 1996 compared to the year-earlier period. Average interest-bearing liabilities increased $22.7 million and $22.6 million during the same comparative time period. The Company repurchased $2.9 million of its common stock during the first nine months of this year. A shift from lower yielding assets into higher yielding assets for the nine months ended September 30, 1996 compared to the year-earlier period, was offset by a corresponding shift from lower yielding deposits into higher yielding deposits during the same comparative time period. The net interest margin declined 27 basis points to 3.55% for the three months ended September 30, 1996 from 3.82% for the year-earlier period and declined 21 basis points to 3.61% for the nine months ended September 30, 1996 from 3.82% for the same period last year. The decline in the net interest margin was partially attributable to an increase in average rates earned on interest-earning assets being more than offset by an increase in rates paid on average interest-bearing liabilities.

    Provision for Loan Losses
    -------------------------

    The provision for loan losses decreased to $70,000 for the nine month period ended September 30, 1996 compared to $90,000 during the same time period in 1995. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

    The allowance for loan losses amounted to $1.4 million or 1.07% and 161.25% of total loans and total non-performing loans, respectively, at September 30, 1996, as compared to $1.5 million or 1.21% and 130.32% , respectively, at December 31, 1995

    Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $867,000 and $1.1 million at September 30, 1996 and December 31, 1995, respectively, which represented .66% and .93% of the Company's total loans, respectively. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $57,000 and $26,000 at September 30, 1996 and December 31, 1995, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $924,000 or .27% at September 30, 1996 and $1.1 million or .34% at December 31, 1995.


    Non-Interest Income
    -------------------

    Non-interest income amounted to $149,000 and $458,000 for the three and nine month periods ended September 30, 1996, as compared to $163,000 and $472,000 for the same time periods in 1995. The decrease of $14,000 or 3.0% for the nine month period ended September 30, 1996, was due primarily to a decrease in loan fees and charges.


    Non-interest Expense
    --------------------

    Non-interest expense increased $1.5 million for the three month period ended September 30, 1996 compared to the same time period in 1995, primarily as a result of the $1.5 million one-time FDIC special assessment which was offset by decreases in salaries and employee benefits of $24,000, premises and equipment expense of $7,000 and other expenses of $14,000. Non-interest expense increased $1.6 million for the nine months ended September 30, 1996 compared to the same period in 1995, primarily as a result of the $1.5 million one-time FDIC special assessment and increases in salaries and employee benefits of $48,000, premises and equipment of $40,000, data processing expense of $12,000 offset by a decrease in other expenses of $78,000. Increases in salaries and employee benefits were the result of normal salary adjustments, and expenses related to the establishment of a Recognition and Retention Plan in the second quarter of 1995. Increases in premises and equipment expense were primarily the result of expenses related to renovation of a branch office and expenses caused by severe weather conditions in the first quarter of 1996. Decreases in other expenses were primarily due to decreases in advertising, supply and other expenses.

    Provision for Income Taxes
    --------------------------

    Provision(benefit) for income taxes was ($106,000) and $455,000 for the three months ended September 30, 1996 and 1995, respectively, and $811,000 and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's effective tax rate amounted to 35.4% and 36.8% during the nine months ended September 30, 1996 and 1995, respectively. The benefit received for the three months ended September 30, 1996 resulted from the one-time FDIC special assessment incurred during the quarter. Without this one-time special assessment, income taxes would have been $456,000 or an effective tax rate of 35.8% for the three months ended September 30, 1996 compared to an effective tax rate of 36.1% for the three months ended September 30, 1995.


    Liquidity
    ---------

    Office of Thrift Supervision ("OTS") regulations require the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month of September 1996, the Bank's average liquidity position was $40.7 million or 14.21% compared to $59.0 million or 21.03% for the month of December 1995.

    Regulatory Capital Requirements
    -------------------------------

    The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and regulations thereunder. Savings associations are required to maintain tangible capital (shareholders' equity less goodwill) amounting to not less than 1.5% of adjusted total assets and core capital (tangible capital plus 90% of purchased mortgage servicing rights) amounting to not less than 3% of adjusted total assets. In addition, savings associations are required to maintain risk-based capital in an amount equal to 8.0% of total assets and off-balance sheet instruments, as adjusted to reflect their relative credit risks. At September 30, 1996, the Bank's tangible, core and risk-based capital ratios amounted to 10.15%, 10.15% and 26.05%, respectively, which substantially exceeded applicable requirements.

    PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings
    --------------------------

    There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


    Item 5.  Other Information
    --------------------------

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

    Recent legislation adopted in early August 1996 generally (i) repeals the provisions of Section 593 of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) require that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period the excess of the balance of its bad debt reserves over the balance of such reserves as of December 31, 1987, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six taxable years preceding 1996. As the Company has previously provided deferred taxes on this amount, no additional financial statement tax expense will result from this legislation.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   FED ONE BANCORP, INC.


    Date: November 8, 1996         By: /s/Alan E. Groover
          ---------------------        ------------------------------
                                       Alan E. Groover
                                       Chairman, President and
                                       Chief Executive Officer
                                      (Principal Executive Officer)

    Date: November 8, 1996         By: /s/Lisa K. DiCarlo
          ----------------------       -------------------------------
                                       Lisa K. DiCarlo
                                       Senior Vice President
                                       and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)