Form 10-K405
period 1996-12-31
FED ONE BANCORP INC
filed 1997-03-28
CIK 929549

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of
        1934

    For the Fiscal Year Ended December 31, 1996

                            OR
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM _________ TO

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

    Securities Registered Pursuant to Section 12(b) of the Act: None

       Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock, par value $.10 per share
                         (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                           ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 21, 1997, the aggregate market value of the 2,067,015 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 375,580 shares held by all directors and executive officers of the Registrant and the Registrant's Recognition and Retention Plan as a group, was $38.8 million. This figure is based on the last sale price of $18.75 per share of the Registrant's Common Stock as of March 21, 1997. Although directors and executive officers and the referenced plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

    As of March 21, 1997, there were issued and outstanding 2,442,595 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Parts II and IV).

    2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 (Part III).

                                      PART I

ITEM I. BUSINESS

GENERAL

Fed One Bancorp, Inc. (the "Company") is a Delaware corporation which is the holding company for Fed One Bank (the "Bank"). The Company was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank in connection with the conversion of Fed One Bancorp, M.H.C. ("MHC"), the former parent mutual holding company of the Bank, and the reorganization of the Bank to the stock holding company form, which was completed on January 19, 1995 (the "Conversion and Reorganization"). The only significant asset of the Company is the capital stock of the Bank. The Company is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC").

The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. The Bank's primary regulator is the Office of Thrift Supervision ("OTS"). At December 31, 1996, the Company had total assets of $341.9 million, total deposits of $249.7 million, and shareholders' equity of $40.0 million. At December 31, 1996, the Company's book value per share and tangible book value per share were $16.88 and $16.03, respectively. The Bank currently exceeds all regulatory capital requirements.

The Company's profitability is highly dependent on its net interest income which is the difference between income earned on interest-earning assets less interest paid on interest-bearing liabilities. The Company is subject to interest rate risk and attempts to minimize that risk by matching asset and liability maturities and rates. The Company monitors operating expenses to contain costs. For the year ended December 31, 1996, the Company's coverage ratio was 135.7%. Excluding the one time charge to recapitalize the SAIF in 1996, the coverage ratio would have been 164.6%. The coverage ratio is defined as net interest income before provision for loan losses divided by total noninterest expense.

The Bank is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer based real estate loans, investment securities and mortgage-backed securities ("MBS") and other investments. The Company originates 15-year and 20-year fixed rate and adjustable rate mortgage ("ARM") loans secured by single family residential real estate. Substantially all mortgage loans are originated primarily for retention in the Company's portfolio. Although the Company has commercial real estate loans in its portfolio, the Company's origination of these loans has decreased in recent years. The Company also originates commercial business loans consisting primarily of loans to finance the purchase or lease of equipment, and warehouses lines of credit to mortgage banking firms, and purchases the guaranteed portion of loans guaranteed by the Small Business Administration ("SBA") or Farmers Home Administration ("FMHA"). At December 31, 1996, residential mortgage loans totaled $46.7 million or 13.7% of total assets, commercial real estate loans totaled $10.4 million or 3.1% of total assets and commercial loans and leases totaled $18.9 million or 5.5% of total assets. The Company actively originates and purchases home improvement loans and home equity loans secured by the borrower's principal residence as well as other types of consumer loans. At December 31, 1996, consumer loans totaled $58.5 million or 17.1% of total assets. In addition, the Company invests in MBS primarily issued or guaranteed by the United States Government or agencies thereof as well as other investments permitted by applicable laws and regulations. In an attempt to maintain asset quality, the Company utilizes comprehensive loan underwriting standards and collection efforts, as well as originates and purchases mainly secured or guaranteed assets. At December 31, 1996, MBS totaled $130.2 million or 38.1% of total assets.

The Company's principal executive office is located at 21 Twelfth Street, Wheeling, West Virginia 26003, and its telephone number is (304)234-1100.

MARKET AREA

The Company conducts operations through its main office in Wheeling, West Virginia, which is located in the northern panhandle of West Virginia, and through its eight other branch offices in West Virginia and one branch office in eastern Ohio. The population of greater Wheeling is approximately 50,000, and the population of the Company's primary market area, which includes Ohio County and five surrounding counties as well as adjacent areas of Eastern Ohio and Western Pennsylvania, is approximately 600,000. Wheeling is the largest city located in the northern panhandle of West Virginia between Ohio and Pennsylvania. This tri-state area has long been associated with the manufacture of steel and steel-related products and coal mining, two industries within the Company's primary market area that have experienced significant declines in total number of persons employed over the past several decades. Other industries in the Company's primary market area include general manufacturing, and manufacturing and production of chemicals and aluminum. The contraction of the coal and steel industries has had a ripple effect on the regional economy, and were among the most important factors leading to the decline in population and households over the last decade. Major employers in the Company's primary market area include Weirton Steel Corporation, West Virginia University, Consolidation Coal Company, Wheeling-Pittsburgh Steel, Wheeling Hospital, Bayer Corporation, Ormet, Ohio Valley Medical Center, Monongalia County Board of Education, Monongalia County General Hospital and City Hospital of Bellaire. The Company's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels, which are expected to decline in coming years.

LENDING ACTIVITIES

GENERAL. Historically, the principal lending activity of the Company has been the origination of mortgage loans secured by single-family residential properties. At December 31, 1996, the Company had $46.7 million or 34.7% of its total loan portfolio invested in single-family residential mortgage loans and an additional $53.5 million or 39.7% of its loan portfolio invested in home improvement and home equity loans. The Company also originates loans secured by commercial real estate and multifamily residential properties, although it has emphasized originations of such loans less in recent years because of the higher credit risk of these loans. In recent years, the Company has increased its home improvement and home equity lending activities to broaden services offered to customers, to improve the Company's interest rate spread, and to reduce the Company's interest rate risk exposure. In addition, the Company has sought to enhance overall portfolio yields and shorten the repricing and maturity of its loan portfolio by originating select types of commercial business loans. At December 31, 1996, approximately $50.4 million or 37.4% of the Company's total loan portfolio consisted of loans with variable interest rates. The Company estimates that the weighted average lifetime cap of various adjustable rate loan products totaling $45.4 million is 15.1%.

LOAN COMPOSITION. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated (dollars in thousands).

                                                                AT DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------------
                             1996                  1995                    1994                   1993                  1992
                      ------------------   ---------------------   ----------------------   ------------------    -----------------
                              Percentage              Percentage               Percentage           Percentage           Percentage
                      Amount   of loans       Amount   of loans        Amount   of loans     Amount  of loans     Amount  of loans


Real estate loans:
 Single-family
  residential         $ 46,703   34.7        $42,933   35.6%          $45,238    39.8%      $43,955   40.3%     $43,102    39.9%
  Commercial and
  multifamily
  residential           10,428    7.8         12,709   10.6            14,967    13.2        19,953   18.3       20,752    19,2
                      --------  -----        -------  -----           -------   -----        -------  -----     -------   -----
      Total real
      estate loans      57,131   42.5         55,642   46.2            60,205    53.0        63,908   58.6       63,854    59.1


Commercial loans and
lease (1)               18,894   14.0         12,186   10.1             8,423     7.4          7,848     7.2       8,586   7.9

Consumer loans:
   Home Improvement     38,465   28.6         35,065   29.1            30,423    26.8         23,882    21.9      19,885   18.4
   Home equity          15,011   11.2         13,252   11.0            11,521    10.2         10,514     9.6       8,953    8.3
   Student                 182     .1            197     .2               210      .2            369      .3       3,573    3.3
   Other (2)             4,860    3.6          4,118    3.4             2,715     2.4          2,592     2.4       3,272    3.0
                      --------  -----        -------  -----           -------   -----        -------  -----     -------   -----
    Total consumer
    loans               58,518   43.5         52,632   43.7            44,869    39.6         37,357    34.2      35,683    33.0
                      --------  -----        -------  -----           -------   -----        -------  -----     -------   -----
    Total loans
    receivable         134,543 100.0%       120,460  100.0%          113,497   100.0%        109,113  100.0%    108,123   100.0%
                      -------- -----        -------  -----           -------   -----        --------  -----     -------   -----
                      -------- -----        -------  -----           -------   -----        --------  -----     -------   -----
   Add (deduct):
   Undisbursed loan
   proceeds               (408)                -                        -                     (150)               -
   Unearned discount
     and net deferred
     loan fees/costs       700                  490                      335                   263                 139
Allowance for loan
  losses                (1,434)              (1,457)                  (1,412)               (1,432)             (1,268)
                      --------             --------                  -------               -------              ------
Total loans
receivable, net       $133,401             $119,493                  $112,420              $107,794             $106,994
                      --------             --------                  --------              -------              -------
                      --------             --------                  --------              -------              -------

(1) Includes $16.6 million, $10.4 million, $5.4 million and $3.2 million in loans which are guaranteed by the SBA and FMHA at December 31, 1996, 1995, 1994 and 1993, respectively.

(2) Other includes mobile home, deposit, automobile and unsecured loans.

LOAN MATURITY AND INTEREST RATES. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                            AFTER      AFTER      AFTER
                                                                 ONE        THREE      FIVE        TEN
                                                   WITHIN      THROUGH     THROUGH    THROUGH    THROUGH     BEYOND
                                                     ONE        THREE       FIVE        TEN      TWENTY      TWENTY
                                                    YEAR        YEARS       YEARS      YEARS      YEARS       YEARS       TOTAL
                                                  ---------  -----------  ---------  ---------  ---------  -----------  ----------
                                                                                   (IN THOUSANDS)
Real estate loans:
Single-family residential.......................  $  16,184   $   2,876   $   2,713  $   5,402  $  19,380   $     148   $   46,703
Commercial and multifamily residential..........      6,232         515         507      1,299      1,875          --       10,428
Commercial loans and leases (1).................      9,657         221         152         50      8,100         714       18,894
Consumer loans..................................     15,899       4,607       9,143     16,122     12,747          --       58,518
                                                  ---------  -----------  ---------  ---------  ---------       -----   ----------
Total...........................................  $  47,972   $   8,219   $  12,515  $  22,873  $  42,102   $     862   $  134,543
                                                  ---------  -----------  ---------  ---------  ---------       -----   ----------
                                                  ---------  -----------  ---------  ---------  ---------       -----   ----------

------------------------

(1) Includes $16.6 million of SBA or FMHA loans.

The following table sets forth the dollar amount of the Company's loans at December 31, 1996 maturing or repricing after one year from such date which have fixed interest rates and have floating or adjustable interest rates.

                                                                                              FLOATING
                                                                                                 OR
                                                                                    FIXED    ADJUSTABLE
                                                                                    RATES       RATES       TOTAL
                                                                                  ---------  -----------  ---------
                                                                                           (IN THOUSANDS)
Real estate loans:
Single-family residential.......................................................  $  27,236   $   3,297   $  30,533
Commercial and multifamily residential..........................................      3,851         345       4,196
Commercial loans and leases.....................................................      9,237      --           9,237
Consumer loans..................................................................     42,620      --          42,620
                                                                                  ---------  -----------  ---------
Total...........................................................................  $  82,944   $   3,642   $  86,586
                                                                                  ---------  -----------  ---------
                                                                                  ---------  -----------  ---------

    LOAN ACTIVITY. Set forth below is a table showing the Company's originations, purchases, sales and repayments of loans for the periods indicated.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------

                                                                                         (IN THOUSANDS)
Loans receivable at beginning of period......................................  $  119,493  $  112,420  $  107,794
Originations:
Real Estate:
Single-family residential....................................................       1,664       3,384       7,166
Commercial loans and leases..................................................          --          10          63
Consumer:
Home improvement.............................................................      16,368      15,986      16,584
Home equity..................................................................         364         233         233
Other (1)....................................................................       3,706       3,276       1,429
                                                                               ----------  ----------  ----------
Total originations...........................................................      22,102      22,889      25,475
Purchases (2)................................................................      16,885       8,175       7,210
                                                                               ----------  ----------  ----------
Total originations and purchases.............................................      38,987      31,064      32,685
Net disbursements (repayments) against available lines of credit.............       2,724       1,717        (249)
Repayments...................................................................     (27,317)    (25,126)    (26,852)
Loan sales...................................................................        (294)       (687)     (1,106)
Other (3)....................................................................        (192)        105         148
                                                                               ----------  ----------  ----------
Net loan activity............................................................      13,908       7,073       4,626
                                                                               ----------  ----------  ----------
Loans receivable at end of period............................................  $  133,401  $  119,493  $  112,420
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Includes automobile, unsecured loans and loans on deposit.

(2) Includes $7.2 million, $6.3 million and $3.7 million of the guaranteed portion of SBA or FMHA loans for the years ended December 31, 1996, 1995 and 1994, respectively.

(3) Includes changes in the allowance for loan losses, undisbursed loan proceeds, unearned discounts, net deferred fees and costs and transfers to real estate owned.

Single-Family Residential Real Estate Loans. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Company generally has limited its real estate loan originations to properties within its primary market area. The Company currently offers adjustable-rate residential mortgage loans for terms ranging from 15 to 30 years and fixed-rate residential mortgage loans for terms up to 20 years. Originations of fixed-rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position and loan products offered by the Company's competitors. In low interest rate environments borrowers typically prefer fixed-rate loans to ARM loans; therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer the Company predictable cash flows as would long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

The Company's fixed rate loans typically are originated for retention in the Company's loan portfolio, but are generally underwritten to qualify for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") in the secondary mortgage market. Fixed-rate loans currently are offered with maturities up to 20 years. In the current market, the Company has emphasized the origination of 15-year fixed rate mortgage loans, and is not currently originating 30-year fixed rate mortgage loans because of the interest rate risk associated with such loans. During fiscal 1996, the Company did not originate 30-year fixed rate loans. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. At December 31, 1996, fixed rate residential mortgage loans totaled $27.7 million or 20.6% of the total loan portfolio.

    Although in the past the Company originated, and to a lesser extent purchased ARM loan products with a variety of interest rates, terms and rate indexes, in the last several years the Company has simplified its ARM loan programs. The Company currently offers one year adjustable-rate ARM loans with varying terms of up to 30 years. Currently, interest payments on ARM loans adjust annually with interest rate adjustment limitations of two percentage points per year and with a six percentage point limit on total interest rate increases over the life of the loan. Interest on ARM loans currently is based on the rate for one-year U.S. Treasury securities adjusted to the constant maturity of one year, plus a margin of 275 basis points. ARM loans totaled $19.0 million or 14.1% of the Company's total loan portfolio at December 31, 1996.

    The Company also actively originates loans on behalf of the West Virginia Housing Development Fund ("HDF" loans). Under this program, the State of West Virginia sells bonds to generate funding for below-market interest rate single-family residential loans to qualified applicants. The loans are originated by the Company in accordance with program guidelines which specify the rate of interest lenders may charge on loans, and which include other income and sale price restrictions. In most instances, only first time homebuyers are eligible for these loans. Currently, the HDF loans are originated for sale to the West Virginia Housing Development Fund on a servicing-released basis. During the fiscal years ended 1996,

1995, and 1994, the Company originated $294,000, $600,000 and $1.1 million, respectively, of HDF loans.

From time to time the Company purchases residential mortgage loans in the secondary market from acceptable seller/servicers in order to supplement its residential loan portfolio. In addition to underwriting each loan to determine if it is eligible for purchase, the Company has certain criteria that each seller/ servicer must meet in order that the purchase represents an acceptable credit risk for the Company. Residential mortgage loans purchased by the Company require the same credit analysis and documentation that are required for loans originated directly by the Company. Generally, purchased loans are secured by property outside of the Company's market area and typically require a site visit to identify markets and investigate property values. The purchased residential mortgage loan portfolio totaled $12.7 million at December 31, 1996. During the years ended 1996, 1995, and 1994, the Company purchased in the secondary market $9.6 million, $0 and $0 of residential mortgage loans, respectively.

From time to time the Company also purchases loans on a servicing-released basis through a correspondent network comprised of approximately eight mortgage banking companies in the Western Pennsylvania area. Each mortgage banking company is investigated for credit ability and experience in originating residential mortgage loans. All loans delivered to the Company by the correspondents are underwritten by the Company prior to the approval of the loan. Typically, loans originated through the loan correspondent network and purchased in the secondary market are jumbo loans, meaning that loan amounts exceed FNMA and FHLMC requirements. All other criteria are consistent with FNMA and FHLMC guidelines. The pricing and terms of loans purchased are consistent with the needs of the Company at that time. Loan to value requirements and all other underwriting guidelines must conform to the Company's existing standards. During the years ended 1996, 1995, and 1994, the Company purchased from correspondents $0, $1.7 million and $3.3 million of residential mortgage loans, respectively.

The Company's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and to maintain credit quality, and the Company has generally exercised its rights under these clauses.

Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Company's lending policies, however, generally limit the maximum loan-to-value ratio on both the fixed rate and ARM loans to 90% of the lesser of the appraised value or the purchase price of the property to serve as security for a real estate loan.

For real estate with loan-to-value ratios of 80% or less, the Company does not require private mortgage insurance. For real estate loans with loan-to-value ratio of between 80% and 90%, the Company requires the first 20% of the loan to be covered by private mortgage insurance. For real estate loans with loan-to-value ratios of between 90% and 95%, the Company requires private mortgage insurance to cover the first 25% of the loan amount. The Company generally does not make real estate loans with a loan-to-value ratio in excess of 90%. The Company requires fire and casualty insurance, as well as title insurance or an opinion of counsel regarding good title, on all properties securing real estate loans made by the Company.

CONSTRUCTION LOANS. From time to time the Company originates loans to finance the construction of single-family residential property, although construction lending is not a significant part of the Company's overall lending activities because of the low level of new home construction in the Company's primary market area. At December 31, 1996, the Company had construction loans totaling $586,000, including a $300,000 participation in a $3.0 million land development loan; such participation had an outstanding balance of $134,000 at December 31, 1996.

Commercial and Multi-Family Residential Real Estate Loans. Loans secured by commercial real estate and multi-family residential properties amounted to $10.4 million or 7.8% of the Company's total loan portfolio at December 31, 1996. The Company makes commercial and multi-family loans collateralized by real estate generally located in the Company's market area. The Company also has purchased commercial real estate loans and multi-family residential loans and loan participations secured by properties located in other areas in West Virginia, Pennsylvania and Ohio. The Company expects to continue to originate and purchase commercial real estate and multi-family residential loans as market conditions and other credit criteria permit. However, because of the increased credit risk associated with such loans, the Company does not expect commercial real estate and multi-family lending to constitute a significant part of loan originations in the near future, and originations and purchases of such loans have been at low levels in recent years. Most commercial real estate loans are secured by retail stores, small office buildings, restaurants, nursing homes and other non-residential buildings located in the Company's primary market area and multi-family residential loans are generally secured by small apartment buildings. Commercial real estate and multi-family residential loans originated or purchased by the Company typically are limited to no more than 75% of the appraised value of the property securing the loan, and debt service coverage ratios of at least 110% are generally required. Commercial real estate loans and multi-family residential loans have been offered with fixed and adjustable interest rates. The Company makes commercial real estate construction loans and land loans on a select basis.

The Company's policy is to limit commercial and multi-family residential real estate loans to principal balances not exceeding its loan-to-one borrower limit. At December 31, 1996, the Company's five largest commercial real estate loan relationships in aggregate to one borrower had principal balances of $2.5 million, $2.3 million, $1.3 million, $1.2 million, and $1.1 million, respectively. At December 31, 1996, all of the Company's five largest loan relationships were performing in accordance with their terms.

Of primary concern in commercial real estate and multi-family residential lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by commercial and multi-family residential real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

COMMERCIAL BUSINESS LOANS. Commercial business loans totaled $18.9 million or 14.0% of the Company's total loan portfolio at December 31, 1996. Commercial business loans consist primarily of SBA or FMHA loans, loans to finance the warehouse of residential mortgage loans, commercial equipment leases and lines of credit to small businesses for working capital. At December 31, 1996, the Company had one $1.5 million warehouse line of credit which had a balance of $1.3 million. Commercial business loans are made on a fixed rate and adjustable rate basis for terms typically up to ten years. Commercial business loans involve a higher degree of risk than real estate loans since the Company looks primarily to the earnings of the borrower as the source of repayment. Accordingly, commercial business loans are offered typically at higher rates and shorter maturities than mortgage loans.

Included in the Company's commercial business loans are commercial business loans to finance the purchase or rental of business and industrial equipment. These loans were either purchased as participation interests in equipment lease pools or originated by the Company through a local leasing company to finance the lease or rental of business or industrial equipment. The Company reviews the credit and determines the acceptability of each lease transaction prior to purchase. The collateral for these loans and leases consists of various types of commercial equipment, such as computers, copy machines, telephone systems and office furniture. Terms of the loans and leases typically range from 12 months to 60 months and the amounts generally range from $2,500 to $100,000.

At December 31, 1996, approximately $16.6 million or 87.8% of the Company's commercial business loans consisted of loans guaranteed by the SBA or FMHA, agencies of the federal government. The Company purchases these loans from select broker-dealers as part of its asset liability management and portfolio diversification. The Company purchases only the guaranteed portion of these loans which have terms which range typically from five to twenty years.

CONSUMER LOANS. At December 31, 1996, consumer loans totaled $58.5 million or 43.5% of the Company's total loan portfolio. Consumer lending has been a primary area of lending diversification for the Company and management believes that it is one of the Company's principal sources for future growth. The Company views such loans to be attractive both from the standpoint of profitability and interest rate risk. Specifically, consumer loans have shorter terms than mortgage loans, and the yields available on consumer loans are generally well above the yields available on mortgage loans or mortgage-backed securities. Although consumer loans tend to have higher interest rates than residential mortgage loans, they tend to have a higher risk of default than residential mortgage loans. Management has sought to reduce its credit risk exposure on consumer loans by emphasizing guaranteed or secured consumer loan products. Management believes that the Company's loss experience in connection with consumer loans is favorable. Net charge-offs on consumer loans were $15,000, $74,000 and $81,000 for the fiscal years ended 1996, 1995 and 1994, respectively.

The Company originates various types of consumer loans including Title I loans, home equity lines of credit, share loans, auto loans, and overdraft loans. The Company's insured FHA Title I home improvement loans are originated under the Title I program of the United States Department of Housing and Urban Development ("HUD") through a network of approximately 50 home improvement contractors operating primarily in West Virginia, Ohio and Pennsylvania. The Company has a loan origination office in Orlando, Florida to originate Title I loans and employs a person to originate loans in Virginia and Maryland to facilitate originations of such loans by the Company in those states and surrounding states. The Company has originated Title I loans for the past thirty years. Under the FHA Title I program, the amount of a claim is limited to 90% of the calculated principal loss sustained by the lender subject to insurance reserves available to the lender as determined by the FHA. Home improvement loans of $7,500 or less can be unsecured. The Company pays an annual insurance fee to HUD of 0.5% per year of the original loan amount. All home improvement contractors are evaluated annually by the Company. At December 31, 1996, the Company had $38.5 million of home improvement loans, which represented 28.6% and 11.3% of the Company's loan portfolio and total assets, respectively.

The Company originates home equity lines of credit which are secured by a first or second mortgage against the borrower's residence. The maximum loan-to-value of the Company's home equity line of credit, inclusive of all other secured loans against a borrower's property, is 80%. The interest rate on home equity lines of credit is adjusted monthly, and is indexed at 2.0% above the Prime Rate as published in The Wall Street Journal. Each line of credit has a $25.00 annual fee. The Company's equity line of credit is originated for a term of 15 years with a balloon payment due at maturity to the extent principal has not been fully amortized. Monthly payments include interest plus 1/180th of the principal balance outstanding or a principal payment of $35.00, whichever is greater. At December 31, 1996 home equity loans totaled $10.3 million or 7.7% of total loans.

The Company also originates a line of credit known as the Personal Cash Reserve ("PCR"). The PCR line of credit is targeted for the homeowners' small cash needs with fast approval. The line of credit is secured by a first or second mortgage against the borrower's residence and the Company will lend up to 100% of the market value of the home as determined by the current assessed value with a maximum line of credit of $50,000. The interest rate is adjusted monthly and is indexed at 3.0% above the Prime Rate as published in The Wall Street Journal, with an annual fee of $35. The term is 15 years with a balloon payment due at maturity to the extent principal has not been fully amortized. Monthly payments include interest plus 1/180th of the principal balance outstanding or a principal payment of $35, whichever is greater. At December 31, 1996 the Company's consumer loans included $4.7 million of PCRs.

The Company also originates loans on deposit accounts, automobile loans, personal loans and overdraft loans, although such loans are not emphasized by the Company. Deposit account loans are originated at 250 basis points over the deposit rate with a minimum rate of 6.0% per annum. The maximum deposit account loan is 90.0% of the deposit account balance, and all loans are secured by the deposit account. Automobile loans are originated for and priced according to terms ranging from 36 months to 72 months. Automobile loans require a 10.0% down payment and are secured by the vehicle. Personal loans are originated on a secured and unsecured basis, and are priced based on terms ranging from 24 to 36 months. A minimum monthly payment of $75 is required for all automobile loans and personal loans. Overdraft loans are offered in amounts of $100 and $250 with a minimum monthly payment of $25 and a minimum advance of $50. The Company also offers VISA and Mastercard accounts through an agency arrangement. Under the agency agreement, the Company receives a percentage of finance charges.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

LOAN SOLICITATION AND PROCESSING. Loan originations are derived from a number of sources such as direct customer solicitation, real estate broker referrals, existing customers, builders and walk-in customers. Upon receipt of a loan application, a credit report is made to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Company. A loan application file generally is first reviewed by an underwriter in the Company's loan department who checks applications for accuracy and completeness and verifies the information provided. Single family residential mortgage loans with principal balances not exceeding $400,000 and second mortgages not exceeding $100,000 may be approved by the Company's senior lending officer responsible for residential lending. Loans in excess of these amounts, but less than $750,000 require the additional approval of the President or the Company's Credit Committee. Loans in excess of $750,000 also require the approval of the Executive Committee of the Board of Directors. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan.

If the loan is approved, the commitment letter is issued to the borrower which specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral and required insurance coverage. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Loan applications for consumer loans are generally processed within a short period of time (i.e., 24 to 48 hours), with the exception of home equity lines of credit, which may take longer due to the appraisal requirements. Credit history and income verification is gathered along with any additional information deemed necessary to ascertain the credit quality of the loan request. Appropriate steps are taken to perfect the Company's lien on the required collateral.

LOAN COMMITMENTS. The Company issues standby loan origination commitments to qualified borrowers primarily for the purchase and refinance of residential and commercial real estate, and for major commercial lines of credit. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the borrower permits the commitment to expire and does not proceed with the loan, the commitment fee normally is not collected. If the borrower accepts the commitment, remits a commitment fee, and subsequently does not proceed with consummation of the loan, the commitment fee in non-refundable. The Company also issues loan origination commitments to its Title I loan borrowers. Such commitments are made on specified terms and conditions, and are valid for a period of 180 days. No commitment fee is charged. The Company does not issue loan commitments on its home equity lines of credit or for small consumer loans.

At December 31, 1996, the Company had total commitments to purchase $922,000 of the guaranteed portion of SBA loans and originate $2.4 million of FHA Title I loans. For Title I loans, the Company's experience has been that the majority of commitments are funded.

LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Company generally receives loan origination and commitment fees. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. For a description of the Company's accounting for loan origination and commitment fees, see Note 1 to the Consolidated Financial Statements included as Item 8 hereof.

In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $68,000, $78,000 and $90,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Loans-to-One Borrower. FIRREA significantly reduced the dollar amount of loans that a savings bank may lend to a single or group of related borrowers. Under OTS regulations a savings bank may make loans to one borrower in an amount equal to 15.0% of unimpaired capital and unimpaired surplus on an unsecured basis, plus an additional amount equal to 10.0% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At December 31, 1996, the Bank's largest loan relationships to one borrower or group of related borrowers was $2.5 million, which represented 6 loans to entities affiliated with a director. The Bank currently is in compliance with the loan-to-one borrower limitations.

ASSET QUALITY

LOAN DELINQUENCIES. The Company's collection procedures provide that when a loan is 15 days past due, the borrower is contacted by mail and payment is requested and, if permitted, a late charge is added. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. If the loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings.

The following table sets forth information with respect to the Company's delinquent loans at December 31, 1996.

                                              COMMERCIAL AND        COMMERCIAL
                    SINGLE-FAMILY              MULTIFAMILY           LOANS AND
                     RESIDENTIAL               RESIDENTIAL            LEASES              CONSUMER              TOTAL
                ---------------------     --------------------  -------------------  ------------------  -------------------
                            PERCENTAGE               PERCENTAGE          PERCENTAGE           PERCENTAGE          PERCENTAGE
                              OF TOTAL               OF TOTAL            OF TOTAL             OF TOTAL            OF TOTAL
                  AMOUNT     LOANS        AMOUNT     LOANS      AMOUNT   LOANS       AMOUNT   LOANS      AMOUNTS  LOANS
                 -------    -----------   ------    ---------   ------   ---------   ------   ---------- -------  -----------
                                                          (DOLLARS IN THOUSANDS)

Loans
 delinquent
30-59 days      $    176      .13%        $  --       .--%     $   2      .--%   $  1,140     .85%     $1,318     .98%
60-89 days            37      .03           413       .31         --      .--         341     .25         791     .59
90 days and
  over               132      .09           --        .--          6      .01         873     .65       1,011     .75
                    -----    -----        ------    -------    -------   ------     ------   -----     -------   -----
Total               $345      .25%        $ 413       .31%      $  8      .01%    $  2,354   1.75%     $3,120    2.32%
                    -----    -----        ------    -------    -------   ------     ------   -----     -------   -----
                    -----    -----        ------    -------    -------   ------     ------   -----     -------   -----

Non-Performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue interest on insured FHA Title I loans up to 180 days and guaranteed student loans. Residential, commercial mortgage, commercial and other consumer loans are placed on non-accrual status generally when either principal or interest is 90 days or more past due and management considers the interest uncollectible or when the Company commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income or an allowance is established. Such interest ultimately collected is credited to income in the period of recovery.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When REO is acquired, it is recorded at the lower of cost (unpaid principal balance plus costs related to obtaining title and possession of the related loan) or its fair value, and any initial write-down of REO is charged to the allowance for loan losses. Subsequent declines in value are charged against earnings and reduce the carrying value of the property. Costs relating to development and improvement of the property are capitalized whereas costs of holding real estate owned are expensed as incurred. At December 31, 1996, the Company's real estate owned totaled $56,000.

The following table sets forth information regarding non-performing assets at the dates indicated.

                                                                                      DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   -------     -------    ------     -------   ---------
                                                                                     (DOLLARS IN THOUSANDS)
Non-performing loans:
  Single-family residential.........................................  $56        $     168  $      79  $      94  $  --
  Commercial and multifamily residential............................   --              143        166         16    217
  Commercial loans and leases.......................................    6               24         19        135     --
  Consumer..........................................................  463              405        345        183    244
                                                                      ---------  ---------  ---------  ---------  ---------
     Total non-accrual loans........................................  525              740        609        428    461


Accruing loans 90 days or more delinquent:
  Single-family residential.........................................  76                31         41         20     134
  Commercial and multifamily residential............................  --                --         --         --      --
  Commercial loans and leases.......................................  --                --         --         --       8
  Consumer..........................................................  410              347        366        345     325
                                                                    ---------        -------    ---------  --------   -----

     Total accruing loans 90 days
       or more delinquent ..........................................  486              378        407        365       467

     Total non-performing loans ................................... 1,011            1,118      1,016        793       928

Real estate owned                                                      56               26         32         85      1,477
                                                                    ---------       --------   ---------  --------  -------

      Total non-performing assets ................................. $1,067            $1,144    $1,048       $878     $2,405
                                                                   ----------       --------   ---------  --------  -------
                                                                   ----------       --------   ---------  --------  -------
Total non-performing loans to net loans
  receivable ......................................................   .76%             .94%        .90%      .74%      .87%

Total non-performing assets to
  total assets ....................................................   .31%             .34%        .35%      .35       1.01%


During the years ended December 31, 1996, 1995 and 1994, the foregone interest income on loans accounted for on a non-accrual basis was $50,000, $51,000 and $32,000, respectively; and the amount of interest income on non-accrual loans actually included in income during the same periods amounted to $18,000, $49,000 and $41,000, respectively.

CLASSIFIED ASSETS. Federal regulations provide for the classification of assets of a savings association which are considered to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without writedown is not warranted.

Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some credit deficiencies or potential weaknesses deserving management's close attention, are required to be designated "special mention".

When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. When a savings bank classifies problem assets as "loss," it is required to charge-off the portion deemed uncollectible. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional loss allowances. The Company regularly reviews the problem loans and other assets to determine whether they require classification in accordance with applicable regulations.

The following table sets forth the Company's classified assets at December 31, 1996.

                                                                                  DECEMBER 31,
                                                                                      1996
                                                                                 (IN THOUSANDS)
                                                                                -----------------
Classification:
Substandard...................................................................      $     816
Doubtful......................................................................             --
Loss..........................................................................             --
                                                                                        -----
Total classified assets (1)...................................................      $     816
                                                                                        -----
                                                                                        -----

------------------------

(1) Includes $760,000 of loans, all of which were performing at December 31, 1996, and $56,000 of real estate owned.

A summary of the Company's principal classified assets is as follows.

The Company originated a 20-year loan for $1.5 million in March 1979, at a rate of 9.50% per annum. The loan had an outstanding principal balance of $413,000 on December 31, 1996, and was two months delinquent. The loan is secured by real estate used by the borrower for its manufacturing business. An environmental risk assessment notes environmental issues concerning the real estate that may diminish the value of the security if foreclosure should become necessary. No recent appraisals have been made on the security property. The loan is classified as substandard due to the weak financial condition of the borrower, the environmental risk to the security, and the past due status of the loan. Management expects to continue to classify the loan as substandard. The Company may enter into a forbearance arrangement which will address the seasonality of the loan wherein a reduced payment will be accepted during the winter months.

From 1976 to 1979, the Company originated various loans to a single borrower. In November 1989 the borrower filed for bankruptcy to restructure his debts. The Company chose to foreclose on some properties and write down the loans on other properties. The borrower's plan of reorganization was confirmed by the bankruptcy court in February 1992. As part of the borrower's reorganization, the Company refinanced four properties consisting of three rental properties and the borrower's primary residence. The loans were refinanced at 9.0% for five years with a 20-year amortization. Because the refinance amounts included principal and capitalized delinquent interest totaling an aggregate of $321,000, the Company continues to classify the loans as substandard. These loans were written down $80,000 in November 1992, which reduced the Company's loan to value ratio to 75.0% on each property. As of December 31, 1996, outstanding principal balance of the loans was $128,000, net of the write-down, and the loans are current. In January 1996 the Company assigned the rents on all four properties and is currently collecting the rents. The borrower filed Chapter 13 bankruptcy in February 1996 which subsequently has been converted to Chapter 7.

In October 1989, the Company purchased a 20.59% participation interest in a commercial real estate loan which is serviced by a mortgage company in Pittsburgh, PA. The borrower defaulted and the Bank foreclosed on the loan. The total original loan amount was $850,000 with the Company's participation interest equal to $175,000. The Company's outstanding balance at the time of foreclosure was $174,000. It was written down to $35,000 upon receipt of the appraisal.

ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Company has established and maintains a general reserve for loan losses as well as reserves for identified probable losses based on management's evaluation of the loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. Subject to specified limitations, general loss allowances are charged against earnings and added back to GAAP capital in computing risk-based capital. The consolidated financial statements of the Company are prepared in accordance with GAAP and, accordingly, provisions for loan losses are based on management's estimate of fair value of the collateral. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves.

During the years ended December 31, 1996, 1995 and 1994 the Company's provision for loan losses amounted to $90,000, $120,000 and $115,000 respectively. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be incurred in the future and that increased provisions for loan losses will not be required.

The following table sets forth the activity in the allowance for loan losses by loan category during the periods indicated

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)

Total loans outstanding..............................  $  134,543  $  120,460  $  113,497  $  109,113  $  108,123
                                                       ----------  ----------  ----------  ----------  ----------
Average loans outstanding............................  $  127,608  $  115,294  $  111,544  $  104,969  $  111,120
                                                       ----------  ----------  ----------  ----------  ----------
Allowance balances (at beginning of period)..........  $    1,457  $    1,412  $    1,432  $    1,268  $    1,254
Charge-offs:
Real estate..........................................         135          27           4           8         244
Commercial loans and leases..........................          17           7         112          82           8
Consumer.............................................          65          89          88          75         102
                                                       ----------  ----------  ----------  ----------  ----------
Total charge-offs....................................         217         123         204         165         354
Recoveries:
Real estate..........................................          24          12           6           9          60
Commercial loans and leases..........................          30          21          56           8          --
Consumer.............................................          50          15           7          58           4
                                                       ----------  ----------  ----------  ----------  ----------
Total recoveries.....................................         104          48          69          75          64
                                                       ----------  ----------  ----------  ----------  ----------
Net charge-offs......................................         113          75         135          90         290
                                                       ----------  ----------  ----------  ----------  ----------
Provision for losses:
Real estate..........................................      --          --          --             102         171
Commercial loans and leases..........................      --          --              50          89          30
Consumer.............................................          90         120          65          63         103
                                                       ----------  ----------  ----------  ----------  ----------
Total provision for losses...........................          90         120         115         254         304
                                                       ----------  ----------  ----------  ----------  ----------
Allowance at end of period...........................  $    1,434  $    1,457  $    1,412  $    1,432  $    1,268
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses as a percentage of total
  loans outstanding at end of period.................        1.07%       1.21%       1.24%       1.31%       1.17%
Net loans charged off as a percentage of average
  loans outstanding..................................         .09%        .07%       0.12%       0.09%       0.26%

The allowance for loan losses is available for offsetting losses in connection with any loan and is allocated to various loan categories as part of the Company's process for evaluating the adequacy of the allowance for loan losses. The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities--Loan Composition".


                                                                        DECEMBER 31,
                -----------------------------------------------------------------------------------------------------------------
                        1996                    1995                    1994                    1993                  1992
                ----------------------  ----------------------  ----------------------  ---------------------   -----------------
                             PERCENT                 PERCENT                 PERCENT                 PERCENT              PERCENT
                             OF TOTAL                OF TOTAL                OF TOTAL                OF TOTAL            OF TOTAL
                             LOANS BY                LOANS BY                LOANS BY                LOANS BY             LOANS BY
                  AMOUNT     CATEGORY     AMOUNT     CATEGORY     AMOUNT    CATEGORY      AMOUNT     CATEGORY    AMOUNT  CATEGORY
                ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  -------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Real estate
  loans.....     $  922     42.5%        $1,033    46.2%        $ 1,048      53.0%      $ 1,046       58.6%     $  943     59.1%
Commercial
  loans and
   leases....       152     14.0%           139    10.1             125       7.4           131         7.2        116      7.9
Consumer
   loans.....       360     43.5%           285    43.7             239      39.6           255        34.2        209     33.0
                 ------     ----         ------    ----         -------      ----       -------        ----     ------     ----
                 $ 1,434    100.0%       $1,457   100.0%        $ 1,412     100.0%      $ 1,432       100.0%     1,268    100.0%
                 ------     ----         ------    ----         -------      ----       -------        ----     ------     ----
                 ------     ----         ------    ----         -------      ----       -------        ----     ------     ----


INVESTMENT ACTIVITIES

Mortgage-Backed Securities. A substantial part of the Company's business involves investments in mortgage-backed securities, which also are known as mortgage participation certificates or pass through certificates. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure. The Company estimates that the weighted average lifetime cap of adjustable rate mortgage-backed securities is 12.0%. All mortgage-backed securities are held to maturity and consist primarily of mortgage-backed securities issued or guaranteed by the FNMA, FHLMC and GNMA, which totaled $130.2 million, $119.5 million and $116.8 million, at December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company owned approximately $1.8 million of corporate mortgage-backed securities, each of which had the equivalent of at least an AA rating (Standard & Poor's) by a national rating service at the time of purchase. The majority of corporate mortgage-backed securities are adjustable-rate and are collateralized with whole loans.

The following table sets forth certain information relating to the composition of the Company's mortgage-backed securities at the dates indicated.

                                              DECEMBER 31,
                                  -----------------------------------
                                    1996           1995        1994
                                  --------       --------    --------
                                             (IN THOUSANDS)
Mortgage-backed Securities:
GNMA............................  $ 19,689       $ 19,883     $ 22,070
FNMA............................    66,841         61,073       53,669
FHLMC...........................    41,834         36,241       38,227
Corporate.......................     1,809(1)        2,304       2,809
                                  --------        --------    --------
                                   130,173         119,501     116,775
Collateralized mortgage
 obligations:
Corporate.......................        --              --          35
                                  --------        --------    --------
                                        --              --          35
                                  --------        --------    --------
          Total.................  $130,173 (2)(3) $119,501    $116,810
                                  --------        --------    --------
                                  --------        --------    --------

------------------------
(1) At December 31, 1996, none of the Company's corporate mortgage-backed securities exceeded 10% of the shareholders' equity of the Company.

(2) At December 31, 1996, the market value of the Company's mortgage-backed securities was $131.2 million.

(3) At December 31, 1996, $106.2 million or 81.6 % of the Company's mortgage-backed securities had adjustable rates and $23.9 million or 18.4 % of the Company's mortgage-backed securities had fixed rates.

The following table sets forth the Company's purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                              DECEMBER 31,
                                  -----------------------------------
                                    1996         1995        1994
                                  ---------    ---------   ----------
                                             (IN THOUSANDS)
Mortgage-backed securities
 at beginning of period.........  $119,501     $116,810     $ 95,848
Purchases.......................    31,055       17,548       38,951
Sales...........................        --           --           --
Repayments......................   (20,393)     (14,849)     (17,962)
Discount (premium) amortization.        10           (8)         (27)
                                  ---------    ---------    ---------
Mortgage-backed securities
 at end of period...............  $130,173     $119,501     $116,810
                                  ---------    ---------    ---------
                                  ---------    ---------    ---------

The following table sets forth the scheduled contractual maturities of the Company's mortgage-backed and related securities by type of interest rate at December 31, 1996. Fixed-rate securities are included in the periods in which they are scheduled to mature, and adjustable-rate securities are included in the periods in which their rates are first scheduled to adjust in accordance with the terms of the securities. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities.

                         LESS THAN ONE YEAR      ONE TO FIVE YEARS       FIVE TO TEN YEARS    MORE THAN TEN YEARS       TOTAL
                        --------------------  ----------------------  ----------------------  -------------------  ----------------
                          AMOUNT     YIELD     AMOUNT       YIELD       AMOUNT       YIELD      AMOUNT     YIELD    AMOUNT    YIELD
                        ---------   --------  --------    ----------  ---------    ---------  ----------  -------  --------  ------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage-backed
  and related
  securities:
Fixed Rate..........   $    760      6.37%    $ 6,164      5.70%        $1,718       7.97%      $15,297   7.35%   $ 23,939   6.94%
Adjustable Rate.....     87,406      6.52      18,828      6.50            --          --            --     --     106,234   6.52
                       --------      ----     -------      ----         ------       ----       -------   ----    --------   ----
Total...............   $ 88,166      6.52%    $ 24,992     6.30%        $1,718       7.97%      $15,297   7.35%   $130,173   6.60%
                       --------      ----     -------      ----         ------       ----       -------   ----    --------   ----
                       --------      ----     -------      ----         ------       ----       -------   ----    --------   ----

No sales occurred during the periods ended December 31, 1996, 1995 and 1994.

INVESTMENT SECURITIES. In addition to mortgage-backed securities, the Company invests in U.S. government and agency obligations and, to a lesser extent, other securities. The Company's investment securities totaled $57.1 million, $68.7 million and $44.3 million at December 31, 1996, 1995 and 1994, respectively. The emphasis with respect to the Company's investment securities portfolio has been to (i) improve the Company's interest rate sensitivity gap by reducing the average term to maturity of the Company's assets, (ii) improve liquidity, and (iii) effectively reinvest available funds. The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation--Federal Regulations--Liquidity Requirements." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities.

The following table sets forth the carrying value of the Company's investment securities classified as held to maturity and available for sale at the dates indicated.

                                                                                           AT DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
                                                                                          (IN THOUSANDS)

Investment securities held to maturity (1):
U.S. Government and agency obligations...........................................  $  38,817  $  27,468  $  20,054
Municipal obligations and other..................................................        378        409        288
                                                                                   ---------  ---------  ---------
                                                                                      39,195     27,877     20,342
Investment securities available for sale (2):
U.S. Government and agency obligations...........................................     15,012     38,403     22,264
Equity securities................................................................        362         --         --
FHLB stock.......................................................................      2,514      2,447      1,701
                                                                                   ---------  ---------  ---------
                                                                                      17,888     40,850     23,965
                                                                                   ---------  ---------  ---------
Total investment securities......................................................  $  57,083  $  68,727  $  44,307
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(1) Investment securities classified as held to maturity are carried at amortized cost.

(2) Investment securities classified as available for sale are carried at market value.

The following table sets forth the maturities and weighted average yields for the Company's debt securities classified as held to maturity and available for sale at December 31, 1996:

                                                LESS THAN ONE YEAR      ONE TO FIVE YEARS       FIVE TO TEN YEARS

                                              ----------------------  ----------------------  ----------------------
                                              AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
--------------------------------------------  ---------     -----     ---------     -----     ---------     -----
                                                                   (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
U.S. Government and agency obligations......  $      --       .--%      $15,034     6.58%       $20,525     6.72%
Municipal obligations.......................         --       .--           100     4.70            100     5.25
                                              ---------                 -------                 -------
Total.......................................         --       .--%       15,134     6.57%        20,625     6.71%
Investment securities available for sale:
  (1)
U.S. Government and agency obligations......      5,553      5.87         9,494     5.42             --      .--
                                              ---------                 -------                 -------
Total investment securities.................  $   5,553      5.87%      $24,628     6.13%       $20,625     6.71%
                                              ---------                 -------                 -------
                                              ---------                 -------                 -------
                                              MORE THAN TEN YEARS           TOTAL
                                              -------------------   --------------------
                                                AMOUNT     YIELD      AMOUNT       YIELD
                                              ---------    -----     ---------     -----
                                                         (DOLLARS IN THOUSANDS)

Investment securities held to maturity:
U.S. Government and agency obligations......    $3,258     6.70%       $38,817     6.67%
Municipal obligations.......................       178     3.60            378     4.32
                                                 ------                -------
Total.......................................     3,436     6.52%        39,195     6.64%
Investment securities available for sale:
  (1)
U.S. Government and agency obligations......       --        --         15,047     5.59
                                                 ------                -------
Total investment securities.................     $3,436    6.52%       $54,242     6.35%
                                                 ------                -------
                                                 ------                -------


------------------------

(1) Amounts reflect the principal amount of the indicated securities and not the fair market value thereof.

OTHER INVESTMENTS. The Company also invests in various short-term investments, such as certificates of deposit and interest-earning deposits in other institutions. Such investments assist the Company in maintaining desired levels of liquidity but are not emphasized by the Company because of the higher yield which is available on investments in loans and mortgage-backed securities. The Company's short-term investments amounted to $9.5 million, $14.3 million and $17.1 million at December 31, 1996, 1995 and 1994, respectively.

SOURCES OF FUNDS

GENERAL. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and advances from the FHLB of Pittsburgh. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including NOW, regular savings, money market deposit, term certificates of deposit and individual retirement accounts. The Company from time to time solicits jumbo certificates of deposit from both the retail market and CD brokers. These deposits tend to have higher interest rates than deposits solicited at the branch level. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate.

On June 30, 1994, the Company completed its acquisition of the Bellaire, Ohio branch of Buckeye Savings Bank. This increased the Company's total branch office network to a total of nine and gave it its first branch office in Ohio. The acquisition was accounted for using purchase accounting methodology. The total acquisition cost in excess of the fair market value of the tangible net assets acquired of $1.3 million was recorded as a core deposit intangible.

The following table sets forth the composition of the Company's deposits at the dates indicated.

                                                                        DECEMBER 31,
                                      --------------------------------------------------------------------------------
                                                   1996                        1995                     1994
                                      ------------------------------  -----------------------  -----------------------
                                           AMOUNT        PERCENTAGE     AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE
                                      -----------------  -----------  ----------  -----------  ----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Non-interest bearing demand
  accounts..........................  $  7,388              3.0%     $  7,586       3.1%   $  6,431         2.7%
NOW accounts........................    15,563              6.2        15,562       6.4      16,149         6.8
MMDA accounts.......................    14,521              5.8        14,395       6.0      16,114         6.7
Passbook accounts...................    75,353             30.2        80,423      33.3      98,252        41.2
Certificates of deposit which mature
  Within 12 months..................    79,346             31.8        87,166      36.1      61,036        25.6
  12--36 months.....................    53,091             21.2        31,354      13.0      35,171        14.7
  Beyond 36 months..................     4,423              1.8         5,081       2.1       5,388         2.3
                                      --------             ----       -------      ----    --------
                                       136,860             54.8       123,601      51.2     101,595        42.6
                                      --------             ----       -------      ----    --------       -----
                                      $249,685           100.0%      $241,567     100.0%   $238,541       100.0%
                                      --------           -----       --------     -----    --------       -----
                                      --------           -----       --------     -----    --------       -----

The following table sets forth the activity in the Company's deposits during the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                                1996           1995          1994
                                              --------       --------      --------
                                                          (IN THOUSANDS)
Deposit at beginning of period.........       $241,567       $238,541       $184,160
Decrease before interest credited......           (113)        (4,509)       (12,383)
Interest credited......................          8,231          7,535          6,066
Acquisition of deposits (1)............             --             --         60,698
                                              --------       --------       --------
Net increase in deposits...............          8,118          3,026         54,381
                                              --------       --------       --------
Deposits at end of period..............       $249,685       $241,567       $238,541
                                              --------       --------       --------
                                              --------       --------       --------

------------------------

(1) Acquired in connection with the Company's acquisition of a branch office in Bellaire, Ohio effective June 30, 1994.

    The following table sets forth by various interest rate categories the certificates of deposit in the Company at the dates indicated.

                                                                 DECEMBER 31
                                                     ---------------------------------

                                                        1996        1995       1994
                                                     ----------  ----------  ---------
                                                                      (IN THOUSANDS)
           4.00%--orLess........................      $    549    $  6,224    $ 37,692
           4.01%--6.00%.........................       114,557      91,875      54,000
           6.01%--8.00%.........................        21,752      25,292       8,304
           8.01%--10.00%........................             2         210       1,599
                                                      --------     --------   --------
                                                      $136,860     $123,601   $101,595
                                                      --------     --------   --------
                                                      --------     --------   --------

The following table sets forth the amount and maturities of the Company's certificates of deposit at December 31, 1996.

                                                              OVER ONE YEAR      OVER TWO YEARS
                                         ONE YEAR OR LESS   THROUGH TWO YEARS  THROUGH THREE YEARS  OVER THREE YEARS     TOTAL
                                        ------------------  -----------------  -------------------  -----------------  ----------
                                                                          (IN THOUSANDS)
                    4.00% or less           $   286           $   214               $   15              $   34          $    549
                    4.01%- 6.00%             72,555            34,463                3,867               3,672           114,557
                    6.01%- 8.00%              6,328            14,187                  520                 717            21,752
                    8.01%- 10.00%                 2                --                   --                  --                 2
                                            -------           -------               ------             -------          --------
                       Total.....           $79,171           $48,864               $4,402              $4,423          $136,860
                                            -------           -------               ------             -------          --------
                                            -------           -------               ------             -------          --------

At December 31, 1996 the Company had $18.0 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows: $1.4 million within three months; $4.4 million over three months through six months; $5.3 million over six months through 12 months; and $6.9 million thereafter.

BORROWINGS. The Company may use advances from the FHLB of Pittsburgh and other sources of borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and for other business purposes. Advances from the FHLB are typically secured by the Bank's stock in the FHLB in addition to securities under a blanket collateral agreement. Under a blanket collateral pledge agreement, the Bank has identified, as qualifying collateral to support advances from the FHLB of Pittsburgh, all qualifying mortgage-backed securities and U.S. Government and agency securities, to the extent that at least 85.0% to 95.0% of the fair market value of the collateral, depending on the type of collateral, is at least equal to 100% of the total outstanding advances. At December 31, 1996, the Company had $50.3 million of advances outstanding from the FHLB of Pittsburgh.

The FHLB of Pittsburgh functions as a central reserve bank providing credit for the Bank and other member savings associations and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

From time to time, the Bank also obtains funds from the sale of securities under agreements to repurchase with third parties, including the FHLB which are considered borrowings which are secured by the sold securities. The Bank has not utilized this source of borrowings with parties other than the FHLB since 1991.

The following table sets forth certain information relating to the Company's borrowings at the dates indicated.

                                                 December 31,
                                       ----------------------------------
                                         1996          1995         1994
                                       --------      -------      -------
                                                  (IN THOUSANDS)

FHLB Advances.................          $50,280      $47,948      $34,022
Lease payable (1).............               39           96          154
                                        -------      -------      -------
Total borrowings..............          $50,319      $48,044      $34,176
                                        -------      -------      -------
                                        -------      -------      -------
------------------------

(1) Monthly installments are payable through August 1997.

The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.

                                              AT OR FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                         ----------------------------------
                                            1996         1995       1994
                                         ---------     --------    -------
                                                    (DOLLARS IN THOUSANDS)


FHLB advances:
   Average balance outstanding             $49,205      $38,810    $33,266
   Maximum amount outstanding at any
     month-end during the period           $55,516      $47,948    $38,456

   Weighted average rate:
     During the period                        5.58%        5.85%      4.72%
     At end of period                         5.94%        5.70%      5.85%

Other borrowings:
   Average balance outstanding             $    66      $   124    $   182
   Maximum amount outstanding at any
     month-end during the period           $    92      $   150    $   207
   Weighted average rate:
     During the period                        8.50%        8.50%      8.50%
     At end of period                         8.50%        8.50%      8.50%

COMPETITION

The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services. Management's strategy is to focus on consumer oriented deposit products such as checking accounts and money market accounts to meet customer investment needs.

The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings banks. This competition for loans has increased substantially in recent years as a result of the large number of institutions choosing to compete in the Company's market area.

The Company competes for loans primarily through the interest rates and loan fees it charges, the efficiency of services it provides and the select loan products that it offers. Factors that affect competition include general and local economic conditions, current interest rate levels and the volatility of the mortgage markets. Controlled growth will be accomplished basically through interest rate controls.

SUBSIDIARY ACTIVITIES

The Bank is a wholly-owned subsidiary of the Company. The Bank has one wholly- owned subsidiary--Fed One Financial, Inc., which has a wholly-owned subsidiary, Fed One Capital Corporation. Both corporations were formed for the purpose of originating commercial real estate and multi-family residential loans. Both corporations currently are inactive, and the Bank has no current plans for future activities by these subsidiaries.

EMPLOYEES

The Bank has 114 full-time employees and 31 part-time employees at December 31, 1996. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

From time to time there are changes in applicable laws and regulations. Several bills have been introduced in the U.S. Congress which would affect the banking and savings industries. The Company currently is unable to predict whether these proposals will be enacted into law and, if so, any resulting impact on the Company or the Bank.

THE COMPANY

GENERAL. The Company, as a savings bank holding company within the meaning of the HOLA, is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings bank holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings bank holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings bank holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution;
(ii) transactions between the savings institution and its affiliates; and
(iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings bank holding companies, if the savings institution subsidiary of such holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings bank holding companies and unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Bank-Qualified Thrift Lender Test."

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings bank holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institution) would thereafter be subject to further restrictions. Among other things, no multiple savings bank holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings bank holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings bank holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings bank holding companies, those activities by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings bank holding company.

RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings bank holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings bank holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings bank holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings bank holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings bank holding company which controls savings institutions in more than one state if (i) the multiple savings bank holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state- chartered institutions or savings bank holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-charter savings institutions).

FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

TRANSACTIONS WITH AFFILIATES. Transactions between the Bank and its affiliates, including the Company, are subject to limitations set forth in federal laws and regulations. See "-The Bank-Transactions with Affiliates" below.

THE BANK

As a federally chartered, FDIC-insured savings bank, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of and owns stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is one of the 12 regional banks in the FHLB System. The Bank also is subject to regulation by the Federal Reserve Board governing reserves to be maintained against deposits and certain other matters.

The OTS regularly examines the Bank and prepares a report for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC may also examine the Bank in its role as the administrator of the SAIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

REGULATORY CAPITAL. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible discretionary--actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of total risk-based capital to risk-weighted assets and of tangible and core capital to adjusted total assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's capital requirements consist of a "tangible capital requirement", a "core capital requirement" and a "risk-based capital requirement". Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights. The core capital requirement adopted by the OTS requires that savings associations maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. The OTS, however, has proposed an amendment to this requirement which would increase core capital requirements for nearly all savings associations. Core capital is defined as common shareholders' equity (including retained earnings), non-cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under GAAP, and "qualifying supervisory goodwill," less non-qualifying intangible assets. At December 31, 1996, the Bank's ratio of core capital to total adjusted assets was 10.2%.

Under the risk-based capital requirement, a savings association must maintain core capital equal to at least 4.0% of risk-weighted assets and total capital equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the U.S. Government or its agencies to 100% for repossessed assets or those more than 90 days past due. Single-family residential loans and multi- family residential loans (not more than 90 days delinquent and having an 80% or lower loan to value ratio) which, at December 31, 1996, represented 35.1% of the Bank's total loans receivable, are weighted at a 50% risk factor. Total capital is defined as core capital plus supplementary capital. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80.0% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $80,000 of equity investments excluded from capital and assets at December 31, 1996.

The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. These requirements also currently do not impact the Bank.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk- based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The final rule was effective as of January 1, 1994, subject however, to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeal process. In August 1996, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction.

Under current OTS policy, savings associations must value securities available for sale at amortized cost for regulatory purposes. This means that in computing regulatory capital, savings associations add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component to shareholders' equity under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii)

"undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). The OTS has indicated that it intends to lower the leverage ratio requirement reflected above to 3.0% from the current level of 4.0%. At December 31, 1996, the Bank was in the "well capitalized" category.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Pittsburgh, which is one of the 12 regional FHLBs that, prior to the enactment of FIRREA, were regulated by the FHLBB. FIRREA separated the home financing credit function of the FHLBs from the regulatory functions of the FHLBs regarding savings associations and their insured deposits by transferring oversight over the FHLBs from the FHLBB to a new federal agency, the Federal Home Financing Board ("FHFB"). As part of that separation, the savings association supervisory and examination functions performed by the FHLB were transferred to the OTS.

As a member of the FHLB of Pittsburgh, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its qualifying mortgage-related assets as defined by the FHLB at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. The FHLB reviews the Bank's stock position on at least a quarterly basis to determine compliance with the minimum stock requirement, which is the greater of the minimum stock calculation or the stock required to support outstanding advances. Any excess stock is redeemed at the discretion of the FHLB. At December 31, 1996, the Bank had $2.5 million in FHLB of Pittsburgh stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 7.0% and were 6.3% for fiscal year 1996. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHLB.

FIRREA established collateral requirements for FHLB advances. First all advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA prescribed eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interest therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding on the date of enactment of FIRREA. All long-term advances are required to be used to provide funds for residential home financing and the FHLB established standards of community service that members must meet to maintain access to long- term advances. FIRREA authorized the FHLBs to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving, upon the request of the OTS. In addition, pursuant to FHLB regulations, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable housing, and certain other community purposes.

QUALIFIED THRIFT LENDER TEST. The Qualified Thrift Lender ("QTL") test, as originally imposed by the CEBA and OTS regulations, required that a savings association maintain at least 60% of its total tangible assets in "qualified thrift investments" on an average basis in three out of every four quarters and two out of every three years. FIRREA amended the QTL test by requiring that a savings association's qualified thrift investments equal or exceed 70% of the savings association's portfolio assets for the two-year period beginning July 1, 1991. FDICIA has liberalized the QTL test, reducing the test from 70% to 65% and providing that the test be measured on a monthly average basis in nine out of every twelve months. In December 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") gave thrift institutions the option to be qualified thrift lenders by either meeting the traditional QTL test or the Internal Revenue Service's ("IRS") domestic building and loan tax code ("DBLA") test. EGRPRA also removed or changed the limitations on certain assets to be "qualified thrift investments".

For purposes of the test, portfolio assets are defined as the total assets of the savings association minus: goodwill and other intangible assets; the value of property used by the association to conduct its business; and liquid assets not to exceed a certain percentage (20% under FDICIA) of the association's total assets.

Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, small business loans, education loans and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of an FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA or the FSLIC Financing Corporation and other mortgage-related securities. Investments in non- subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities.

A savings institution that fails to become or maintain itself as a qualified thrift lender must either become a bank (other than a savings bank) or be subject to restrictions specified in FIRREA. If a bank chooses to leave SAIF and convert to BIF, the applicable exit and entrance fees must be paid. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may re-qualify as a qualified thrift lender if it thereafter complies with the QTL test.

As of December 31, 1996, the Bank was in compliance with the QTL requirement as approximately 91.3% of its assets were "qualified thrift investments."

Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At December 31, 1996 the Bank was in compliance with applicable regulatory liquidity requirements.

Insurance of Accounts and Regulations by the FDIC. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations, it also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of the insured deposits. The BIF has achieved the required reserve rate, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Bank paid a special assessment of $1.5 million. The legislation also included a provision confirming that the special assessment is deductible for Federal income tax purposes in the year paid. The assessment was accrued in the quarter ended September 30, 1996. Beginning January 1997, the Bank's deposit insurance premium was reduced from 23 basis points per $100 in deposits to 6.4 basis points per $100 in deposits.

Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If legislation is enacted which requires the Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

The OTS has adopted a regulation to assess fees to fund its operations and expenses. These fees include: (i) semi-annual assessments based on the consolidated assets of a savings association; (ii) fees of $89 per hour, per examiner, to cover the costs of examinations of savings associations, holding companies, subsidiaries and their affiliates; (iii) application fees which apply to nearly all regulatory and securities applications and filings; and
(iv) fees to recover the costs of OTS seminars and publications. Based on its consolidated assets at December 31, 1996, the Bank is required to pay a semi-annual assessment of approximately $43,000.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily for any savings association during the hearing process for the permanent termination of insurance, if the Bank has no tangible capital. If insurance of accounts is terminated, the insured accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings associations shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Bank") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75.0% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50.0% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25.0% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Bank") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Bank unless the OTS deems otherwise. As of December 31, 1996, the Bank was a Tier 1 Bank.

On December 5, 1994, the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, the "tiered" approach described above would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above in OTS regulations under "-Prompt Corrective Action." Under the proposal, savings associations which are held by a savings bank holding company would continue to be required to provide advance notice of the capital distribution to the OTS. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

OTHER LIMITATIONS. Certain OTS regulations limit the Bank's investment in "equity risk investments", which include investments in equity securities, real estate, service corporations and operating subsidiaries, as well as land loans and non-residential construction loans with loan-to-value ratios in excess of 80.0%. Equity risk investments increase the capital requirements of the Bank. Federal laws and regulations also contain investment and lending restrictions that are applicable to all federally-or stock-chartered associations. For example a savings institution generally may not invest in corporate debt securities which are not rated in one of the four highest rating categories by a nationally recognized rating organization. The Bank is in compliance with these and other requirements of OTS regulations.

Branching by Federally-Chartered Institutions. Effective May 1992, the
OTS amended its rules on branching by federally-chartered savings institutions to permit nationwide branching to the extent allowed by federal statute. OTS authority preempts any state law purporting to regulate branching by federally-chartered savings institutions. The limitations that remain are statutory. An institution may not establish or operate a branch outside the state in which it has its home office if such branch would violate section 5(r) of HOLA. This section permits a federally-chartered savings institution to branch outside its home state if (i) the institution meets the domestic building and loan test of Section 7701(a)(19) of the Code or the asset composition test of subparagraph (c) of that section, and (ii) each branch outside of its home state also satisfies the domestic building and loan test.

The second limitation prohibits branching that would result in formation of a multiple savings and loan holding company controlling savings institutions in more than one state in violation of Section 10(e) (3) of the HOLA. There are three safe harbors for permissible multiple holding company operation. First, a holding company may acquire an institution or operate branches in additional states pursuant to a supervisory acquisition under FDIA Section 13(k). Second, holding companies that, as of March 5, 1987, controlled an institution subsidiary that operated an office in the additional state are permitted to acquire another institution or branch in that state. The third exception permits interstate holding company operations if the law of the additional state specifically authorizes acquisition of its state-chartered institutions by state-chartered institutions or their holding companies in the state where the acquiring institution or holding company is located.

To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by OTS regulations. Section 38(e)(4) of the FDIA prohibits any "undercapitalized" insured institution from acquiring or establishing additional branches, unless the OTS has accepted the institution's capital restoration plan required by the law, the institution is implementing the plan, the OTS determines that the proposed action is consistent with such plan, or the FDIC Board of Directors determines that the proposed action will further the purposes of the law.

Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with an any one "affiliate," to an amount equal to 10.0% of the institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to an non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institutions may (i) loan or otherwise extend credit to an affiliate except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Section 22(h) permits loans to directors, executive officers and principal shareholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director, or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

At December 31, 1996, the Bank was in compliance with the above limitations on transactions with affiliates.

The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3.0% must be maintained against net transaction accounts of $49.3 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.5 million plus 10.0% (subject to adjustment by the Federal Reserve Board) must be maintained against that portion of total transaction accounts in excess of such amount. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity Requirements."

Savings associations are authorized to borrow from the Federal Reserve
Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

                                    TAXATION

Federal Taxation. The Company and its subsidiaries file a consolidated Federal income tax return on a calendar year basis.

The Bank is subject to the rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986 ("the Code"). Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings banks such as the Bank, which meet certain tests prescribed by the Code, may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve.

The Small Business Job Protection Act of 1996 ("Act") was signed into law on August 20, 1996. Included in this bill was the repeal of the thrift bad debt reserve method under Section 593 of the Code effective for taxable years beginning after December 31, 1995. This code section has allowed thrift institutions to historically utilize the percentage of taxable income bad debt method. Beginning with tax year 1996, thrift institutions with less than $500 million of assets (consolidated group test), will utilize the experience method in computing their bad debt deduction, while institutions with greater than $500 million of assets will utilize the direct charge-off method.

Additionally, this legislation requires a thrift institution to generally recapture the excess of their 1995 tax reserves over their 1987 base year tax reserves (adjusted downward for any decline in outstanding loans from the base year).

The recapture resulting from the change in a thrift's method of accounting for the bad debt reserve will generally be taken into taxable income ratably (on a straight line basis) over a six year period. If, however, a thrift meets a "residential loan requirement" for the taxable year beginning in 1996 or 1997, the recapture of the reserve will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The "residential loan requirement" is met if the principal amount of housing loans made by a thrift during 1996 or 1997 is not less than the average of the principal amount of loans made during the six most recent taxable years prior to 1996. Refinancings and certain home equity loans are included to the extent the proceeds of the loans are used to acquire, construct, or improve qualified residential real property. The Bank's amount of tax bad debt reserve subject to recapture is approximately $812,000 or $276,000, tax effected at 34 percent.

As a result of the new tax law, the Bank will compute its bad debt deduction under the experience method. Under the Experience Method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of
(i) the balance of the reserve account at the close of 1987 (the base year), or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

Prior to the enactment of the Small Business Job Protection Act, the Bank could choose to determine its bad debt deduction for qualifying loans (generally loans secured by improved real estate) under the percentage of taxable income or the experience method. Under the percentage method, the bad debt deduction was computed at 8.0% of the Bank's taxable income before such deduction, as adjusted for certain items such as capital gains and the dividends received deduction. The deduction was reduced however for the amount equal to the deduction for non-qualifying loans computed under the experience method.

Prior to 1996, the Bank generally used the percentage of taxable income method with respect to qualifying real property loans. The deduction for the past two years prior to 1996 averaged approximately $370,000, creating a tax benefit of $126,000. For 1996, the bad debt deduction was calculated based on the experience method and approximates $113,000, creating a tax benefit of $38,000. The bad debt deduction will vary each year depending on the Bank's charge-off activity.

The base year reserves, which include the supplemental reserve are frozen, but not forgotten. The existing bad debt recapture provisions of Section 593(e) of the Code will still be in effect and may trigger recapture of the base year reserves if certain distributions are made. If the Bank distributes cash or property to its shareholder and the distribution is treated as being from its accumulated bad debt reserve, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserve (pre-1988 reserves) to the extent that the distribution is a "non-dividend distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution not described in clause (i) or (ii) above, together with all other such distributions during the taxable year, it exceeds the Bank's current and post-1951 accumulated earnings and profits. The Bank has no current intention of making distributions which would result in recapture of its bad debt reserves for tax purposes.

Generally, deferred income taxes result from temporary differences in the financial statement carrying amounts of assets and liabilities and their respective tax bases. The principal temporary differences that give rise to the deferred tax asset are the financial statement allowance for loan loss and deposit-based intangibles. The principal temporary differences that give rise to the deferred tax liability are tax depreciation in excess of book depreciation and deferred loan costs/fees. Deferred taxes are not required to be provided on the base year bad debt reserves of savings associations and savings banks. At December 31, 1996, approximately $4.9 million in retained income represents allocations of income to bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount.

In addition to the regular federal income tax, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences (referred to as "alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI less an exemption amount is in excess of regular tax. Items that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this item and prior to reduction by net operating losses). Net operating losses can offset no more than 90.0% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Prior to 1996, the Code also provided that the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method was a tax preference item.

The Company was audited in February 1997 by the Internal Revenue Service ("IRS") for the 1995 tax year. Prior to the 1995 tax year, the Bank had not been audited since 1983. The Bank's income tax returns for the years 1983, 1984, 1993, 1994 and 1995 are open under the statute of limitations and are subject to review by the IRS. Fed One signed a Special Consent to Extend the Time to Assess Tax for the tax years ended 1983 and 1984. Such tax years are open and taxes may be assessed for such years until the earlier of: the ninetieth day after (1) the IRS receives Notice of Termination of Special Consent to Extend the Time to Assess Tax from the taxpayer, (2) the IRS mails Form 872-T to the taxpayer or (3) the sixtieth day after the IRS mails a notice of deficiency for the periods to the taxpayer. The findings by the IRS in the examination for the 1995 tax year were not material to the Company's operations or financial condition. Management of the Company believes that an examination of any of the other open years' Federal income tax returns will also not have a material adverse effect on the Company's operations or financial condition.

West Virginia Taxation. The Company and its subsidiaries file consolidated West Virginia business franchise tax returns and corporate net income tax returns.

The business franchise tax is a tax on capital. The capital or tax base for purposes of this tax is reduced by the ratio of certain excluded assets to total assets. Excluded assets include federal obligations, State of West Virginia and municipal obligations, and loans secured by residential real estate located within West Virginia. The business franchise tax rate is the greater of $50 or .75% of the tax base. West Virginia also allows credits for taxes paid on capital in other states and for property taxes paid to West Virginia on the capital of a federal savings and loan association or savings bank.

Commencing on July 1, 1987, West Virginia imposed a net income tax on financial institutions. The West Virginia taxable income is defined as the taxable income of a corporation as defined by the laws of the United States for federal income tax purposes adjusted by certain exclusions, including federal obligations, state and municipal obligations and loan income from loans secured by residential real estate located within West Virginia. The tax rate on taxable income is currently 9.0%.

The Bank also files personal and real property tax returns in each county in West Virginia in which it maintains an office. Additionally, the Bank pays a business and occupation tax to those municipalities which have adopted such tax and in which the Bank maintains an office.

Ohio Taxation. The Bank acquired the Bellaire, Ohio branch of Buckeye
Savings Bank on June 30, 1994 and, thus, is now subject to Ohio taxation. The Bank files a separate company corporate franchise tax report for financial institutions on a calendar year basis.

Financial institutions do not pay an income tax in Ohio, but only pay a franchise tax. This franchise tax is based on net worth (capital stock, additional paid-in capital and retained earnings, plus deferred tax liabilities and certain non-specific reserves), less exempted assets, such as goodwill. The resulting net value of stock is apportioned to Ohio based on the ratio of property and revenues within Ohio to total property and revenues everywhere. The Ohio franchise tax is the greater of $50 or 1.5% of the tax base.

Flordia Taxation. The Bank began filing in Florida in 1994 when it opened a loan production office. The Bank files a Florida franchise tax return, an intangibles tax return, and a personal property tax return on a calendar year basis.

Financial institutions are subject to Florida franchise tax, which is based on income. Florida taxable income is defined as Federal taxable income, adjusted for certain items, including nondeductible state income taxes on nonexcludable Federal tax exempt interest. Taxable income is apportioned to Florida based on the ratio of property, payroll and revenues within Florida to total property, payroll and revenues everywhere. The Florida franchise tax is 5.5% of Florida taxable income in excess of $5,000. Florida franchise tax allows a credit for 65% of the intangible tax paid for the year.

All corporations authorized to do business in Florida are required to file an intangible tax return. The Florida intangible tax is an annual tax based on the market value, as of January 1, of the intangible personal property owned by a resident or a nonresident who has a tax situs in Florida.

All bills, notes, accounts receivable, obligations for payment of money or credit balances arising out of or issued in connection with the sale of property or services to customers in Florida are subject to Florida intangible tax. Notes and other obligations, except bonds, to the extent secured by a lien on real property located inside or outside the state are exempt from taxation. For financial institutions, the intangibles tax rate is
 .15% of the market value of the taxable intangible assets.

The Company is also subject to personal property tax on tangible personal property located in the county in which the loan production office resides.

Delaware Taxation. The Company files a Delaware annual franchise tax report on a calendar year basis. The franchise tax is computed as the lesser of $90 plus $50 on each 10,000 of authorized shares, or $200 for each $1 million of assumed par value capital. Under Delaware law, assumed par value capital is defined as the number of authorized shares with par value multiplied by the result of total assets divided by the number of issued shares, or, if the result is less than stated par value, the number of authorized shares multiplied by the stated par value. For 1996, the Company used the assumed par value method.

ITEM 2. PROPERTIES

The Company conducts its business through its subsidiary Bank's main office in Wheeling, West Virginia, and eight other full service branch offices. Four branch offices are located in Ohio County, West Virginia, and one branch is located in each of Hancock County, Marshall County, Monongalia County and Wetzel County, West Virginia and one branch office is located in Belmont County, Ohio. Seven of the offices have drive-up facilities. The aggregate net book value of the Company's premises and equipment was $5.5 million at December 31, 1996. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1996.

                                                     YEAR   OWNED OR
OFFICE             ADDRESS                          OPENED   LEASED     DEPOSITS
----------------   -----------------------------     ----  ----------  ---------
Main Office        21 Twelfth Street
                   Wheeling, WV 26003-3295           1934   Owned       $ 77,274
Bethlehem          14 Bethlehem Boulevard
                   Wheeling, WV 26003-4898           1974   Owned         15,814
Elm Grove          2180 National Road
                   Wheeling, WV 26003-5248           1972   Owned         26,461
Warwood            Warwood Shopping Plaza
                   Wheeling, WV 26003-7156           1975   Leased(1)     14,058
New Martinsville   425 Third Street
                   New Martinsville, WV 26155-1741   1976   Owned         12,072
Moundsville        809 Lafayette Avenue
                   Moundsville, WV 26041-2223        1979   Owned         17,042
Morgantown         1109 Van Voorhis Road
                   Morgantown, WV 26505-3412         1974   Owned(2)      19,481
Weirton            314 Penco Road
                   Weirton, WV 26062-3813            1974   Owned(2)      14,901
Bellaire           3198 Belmont Street
                   Bellaire, OH 43906-1519           1994   Owned(3)      52,582
                                                                       ---------
                                                                        $249,685
                                                                       ---------
                                                                       ---------

------------------------

(1) The lease on this location expires in August, 2000. The Bank has options to renew this lease through August 31, 2010.

(2) Original branch locations were leased and located on High Street for the Morgantown branch and 3101 Main Street for the Weirton branch and subsequently relocated to their present addresses in March 1989 and October 1991, respectively.

(3) Acquired by the Bank effective June 30, 1994.

In addition to its full-service offices, in mid-1994 the Bank opened a loan origination office in Orlando, Florida to originate FHA Title I home improvement loans. This office is located at Suite 270, 5850 T.G. Lee Boulevard, Orlando, Florida and is subject to a three year lease.

The Company's accounting and recordkeeping activities are maintained on an in-house data processing system. The Company owns data processing equipment it uses for its internal processing needs The net book value of such data processing equipment and related software at December 31, 1996, was $70,000.

In 1997, the Bank plans to install new teller equipment and software in its branch network for an estimated cost of $376,000.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Page 16 of the 1996 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Page 4 of the 1996 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 6-16 of the 1996 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pages 17-40 of the 1996 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 3 - 7 of the Registrant's definitive Proxy Statement dated March 21, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to pages 11--16 of the Registrant's definitive Proxy Statement dated March 21, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 8--10 of the Registrant's definitive Proxy Statement dated March 21

ITEM 13.  CERTAIN TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference to page 17 of the Registrant's definitive Proxy Statement dated March 21, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           Financial Statements

The following information appearing in the Registrant's 1996 Annual
Report to Shareholders for the year ended December 31, 1996 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                PAGES IN
ANNUAL REPORT SECTION                                         ANNUAL REPORT
---------------------                                       ------------------
Independent Auditors' Report.............................            17
Consolidated Statements of Financial Condition...........            18
Consolidated Statements of Income........................            19
Consolidated Statements of
 Changes in Shareholders' Equity.........................            20
Consolidated Statements of Cash Flows....................            21
Notes to Consolidated Financial Statements...............          22-40

(a)(2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)
Exhibits Required by Item 601


                                                                                                              PAGE #
                                                                                        REFERENCE TO     WHERE ATTACHED
                                                                                      PRIOR FILING OR     EXHIBITS ARE
REGULATION S-K                                                                         EXHIBIT NUMBER   LOCATED IN THIS
EXHIBIT NUMBER   DOCUMENT                                                             ATTACHED HERETO   FORM 10-K REPORT
---------------  --------                                                             ---------------   ----------------
     3.1         Certificate of Incorporation                                             *             Not Applicable
                 of Fed One Bancorp, Inc.

     3.2         Bylaws of Fed One Bancorp, Inc.                                          *             Not Applicable

     4           Specimen stock certificate                                               *             Not Applicable

    10.1         Recognition and Retention Plan and Trust**                               *             Not Applicable

    10.2         1992 Stock Option Plan for Officers and                                  *             Not Applicable
                 Employees**

    10.3         1992 Stock Option Plan for Outside Directors **                          *             Not Applicable

    10.4         1995 Stock Option Plan **                                                *             Not Applicable

    10.5         1995 Recognition and Retention Plan **                                  ***            Not Applicable

    10.6         Employment Agreement among the Holding Company, the Bank and            ***            Not Applicable
                 Alan E. Groover, dated October 8, 1992**

    10.7         Form of severance agreement between the Holding Company, the Bank        *             Not Applicable
                 and each of Lisa K. DiCarlo, Tina A. Silvis, William Salvatori,
                 Jean E. Huff, Richard L. Johnson and Jeffrey A. Grandstaff, dated
                 October 8, 1992 and Form of severance agreement between the
                 Holding Company, the Bank and each of Linda A. Armstrong and
                 Marsha R. Groover dated October 12, 1994**

    13           Annual Report to Shareholders                                           13             Page E-1

    21           Subsidiaries of Registrant                                              --             Incorporated from Item 1.
                                                                                                        Business-Subsidiaries

    23           Consent of Independent Auditors                                         23             Page E-45


------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83666) filed by the Company with the SEC on September 2,1994, as amended.

**  Management plan or compensatory plan or arrangement.

*** Incorporated by reference from the Company's definitive proxy statement for its 1995 Annual Meeting filed by the Company with the SEC on March 27, 1995.

(b) Reports on Form 8-K The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    FED ONE BANCORP,INC.
Date: March 25, 1997

                                                    By: /s/ Alan E. Groover
                                                        -------------------
                                                    Alan E. Groover
                                                    Chairman, President,
                                                    Chief Executive Officer and
                                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan E. Groover                                 /s/ John W. Myers
----------------------                              ----------------------
Alan E. Groover                                     John W. Myers
Chairman, President, Chief Executive Officer and    Director
Director (Principal Executive Officer)              Date: March 25, 1997
Date: March 25, 1997

/s/ Danny C. Aderholt                               /s/ Louis Salvatori
----------------------                              ----------------------
Danny C. Aderholt                                   Louis Salvatori
Director                                            Director
Date: March 25, 1997                                Date: March 25, 1997

/s/ George J. Anetakis                              /s/ William Salvatori
----------------------                              ----------------------
George J. Anetakis                                  William Salvatori
Director                                            Director
Date: March 25, 1997                                Date: March 25, 1997

/s/ Dudley E. Beck                                  /s/ Gareth F. Vorhees
----------------------                              ----------------------
Dudley E. Beck                                      Gareth F. Vorhees
Director                                            Director
Date: March 25, 1997                                Date: March 25, 1997

                                                    /s/ Lisa K. DiCarlo
----------------------                              ----------------------
Gilbert R. Haller                                   Lisa K. DiCarlo
Director                                            Senior Vice President and
Date:                                               Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)
                                                    Date: March 25, 1997

George Margaretes
----------------------
Director
Date: