Form 10-Q
period 1997-03-31
FED ONE BANCORP INC
filed 1997-05-14
CIK 929549

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

{Mark One}
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from           to
                                   ---------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,367,195 shares as of May 7, 1997.

                                FED ONE BANCORP, INC.

                                        INDEX


                                                           Page
PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

    Consolidated Statements of Financial Condition at
    March 31, 1997 (unaudited) and December 31, 1996            1

    Consolidated Statements of Income for the Three
    Months ended March 31, 1997 and 1996 (unaudited)            2

    Consolidated Statement of Changes in Shareholders'
    Equity for the Three Months ended March 31, 1997
    (unaudited)                                                 3

    Consolidated Statements of Cash Flows for the Three
    Months ended March 31, 1997 and 1996 (unaudited)            4

    Notes to Consolidated Financial Statements                  5

    Financial Highlights                                        9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations     10

PART II.  OTHER INFORMATION                                     14

                         FED ONE BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                MARCH 31,             DECEMBER 31,
                                                  1997                    1996
                                             -----------------     ------------------
                                             (Dollars in Thousands Except For Shares)

ASSETS
CASH ON HAND AND NONINTEREST-
 EARNING DEPOSITS IN OTHER
 INSTITUTIONS                                    $   1,017              $   1,043

SHORT-TERM INVESTMENTS:
 INTEREST-EARNING DEPOSITS IN
  OTHER INSTITUTIONS                                 6,002                  8,896

 CERTIFICATES OF DEPOSIT                               595                    595

INVESTMENT SECURITIES HELD TO MATURITY
 (market value of $38,559 and $39,045)              39,133                 39,195

INVESTMENT SECURITIES AVAILABLE FOR SALE
 (cost of $15,327 and $17,824)                      15,349                 17,888

MORTGAGE-BACKED SECURITIES HELD TO MATURITY
 (market value of $129,642 and $131,224)           129,527                130,173

LOANS RECEIVABLE, NET OF ALLOWANCE FOR LOAN
 LOSSES OF $1,450 AND $1,434                       143,623                133,401

REAL ESTATE OWNED                                       55                     56

PREMISES AND EQUIPMENT, NET                          5,886                  5,543

ACCRUED INTEREST RECEIVABLE:
 INVESTMENT SECURITIES                                 782                    962

 MORTGAGE-BACKED SECURITIES                            906                    882

 LOANS RECEIVABLE                                    1,127                  1,026

PREPAID EXPENSES AND OTHER ASSETS                    2,212                  2,237
                                                -------------            -------------
TOTAL ASSETS                                     $346,214                $341,897
                                                -------------            -------------
                                                -------------            -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:

 DEPOSITS                                        $253,244                 $249,685
 BORROWED FUNDS                                    50,340                   50,319
 ADVANCES BY BORROWERS FOR TAXES AND INSURANCE        728                      633
 ACCRUED INTEREST PAYABLE                             369                      314
 INCOME TAXES PAYABLE                                 563                      100
 ACCRUED EXPENSES AND OTHER LIABILITIES               774                      872
                                                -------------            -------------
 TOTAL LIABILITIES                                306,018                  301,923

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

 PREFERRED STOCK: 5,000,000 SHARES AUTHORIZED--
  NONE ISSUED
 COMMON STOCK, $.10 PAR VALUE: 15,000,000 SHARES
  AUTHORIZED-2,818,762 ISSUED AT MARCH 31, 1997
  AND DECEMBER 31, 1996                               282                      282
 ADDITIONAL PAID-IN CAPITAL                        19,405                   19,384
 UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
  SHARES                                             (875)                    (903)
 RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED        27,676                   27,226
 TREASURY STOCK AT COST: 376,167 AND 360,063
  SHARES AT MARCH 31, 1997 AND DECEMBER 31, 1996,
  RESPECTIVELY                                     (5,738)                  (5,440)
 UNEARNED COMMON STOCK HELD BY THE RECOGNITION
  AND RETENTION PLAN (RRP)                           (567)                    (613)
 NET UNREALIZED GAIN ON INVESTMENT SECURITIES
  AVAILABLE FOR SALE                                   13                       38
                                                -------------            -------------
TOTAL SHAREHOLDERS' EQUITY                         40,196                   39,974
                                                -------------            -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $346,214                 $341,897
                                                -------------            -------------
                                                -------------            -------------

See accompanying notes to unaudited consolidated financial statements.

                                FED ONE BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ---------------------
                                         1997           1996
                                         ----           ----
                             (In Thousands except per share data)

INTEREST INCOME:
 LOANS RECEIVABLE                     $  3,053       $  2,842
 MORTGAGE-BACKED SECURITIES              2,124          2,012
 INVESTMENT SECURITIES                     883          1,086
 SHORT-TERM INVESTMENTS                    130            159
                                      --------       --------
  TOTAL INTEREST INCOME                  6,190          6,099

INTEREST EXPENSE:
 DEPOSITS                                2,553          2,475
 BORROWED FUNDS                            687            648
                                      --------       --------
  TOTAL INTEREST EXPENSE                 3,240          3,123

NET INTEREST INCOME                      2,950          2,976
PROVISION FOR LOAN LOSSES                   30             20
                                      --------       ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                         2,920          2,956

NON-INTEREST INCOME:
 FEES AND SERVICE CHARGES                  133            141
 OTHER                                      17             11
                                      --------       --------
  TOTAL NON-INTEREST INCOME                150            152

NON-INTEREST EXPENSE:
 SALARIES AND EMPLOYEE BENEFITS            985            944
 PREMISES AND EQUIPMENT EXPENSE            329            344
 DATA PROCESSING                            45             62
 FEDERAL INSURANCE PREMIUMS                 39            135
 AMORTIZATION EXPENSE                       70             70
 REO EXPENSE                                 6              4
 OTHER                                     259            289
                                      --------       --------

  TOTAL NON-INTEREST EXPENSE             1,733          1,848

INCOME BEFORE INCOME TAXES               1,337          1,260
PROVISION FOR INCOME TAXES                 516            457
                                      --------       --------

NET INCOME                            $    821       $    803
                                      --------       --------

PRIMARY/FULLY DILUTED
 EARNINGS PER SHARE                   $   0.33       $   0.30

DIVIDENDS DECLARED PER SHARE          $  0.145       $  0.135

AVERAGE NUMBER OF SHARES
 OUTSTANDING (000's omitted):
   PRIMARY                               2,458          2,640
   FULLY DILUTED                         2,462          2,644

See accompanying notes to unaudited consolidated financial statements.

                        FED ONE BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          Three Months ended March 31, 1997

                                                                                                             UNREALIZED
                                                                                                 UNEARNED   GAIN (LOSS) ON
                                                                                                 COMMON       INVESTMENT
                                           ADDITIONAL     UNEARNED                                STOCK       SECURITIES
                                 COMMON     PAID-IN        ESOP         RETAINED     TREASURY     HELD        AVAILABLE
                                 STOCK     CAPITAL        SHARES        EARNINGS       STOCK     BY THE RRP    FOR SALE     TOTAL
                                 ------    ----------     --------      --------     --------    ----------  -------------  -----
                                                                     (In Thousands)

BALANCE AT
December 31, 1996                $   282   $  19,384      $  (903)      $  27,226    $  (5,440)  $   (613)     $    38    $ 39,974


NET INCOME                           -        -              -                821          -           -           -           821
AMORTIZATION OF
 RECOGNITION AND
 RETENTION PLAN                      -        -              -                 -           -           46          -            46
COMMON STOCK ISSUED
 UPON EXERCISE OF STOCK
 OPTIONS - 2,996 SHARES              -        -              -                (30)          44         -           -            14
CASH DIVIDEND DECLARED               -             3         -               (341)                     -           -          (338)
PRINCIPAL REPAYMENT OF
 ESOP DEBT                           -            18           28              -           -           -           -            46
PURCHASE OF TREASURY
 STOCK - 19,100 SHARES               -        -              -                 -          (342)        -           -          (342)
CHANGE IN NET UNREALIZED GAIN
 (LOSS) ON INVESTMENT
 SECURITIES AVAILABLE
 FOR SALE                            -        -              -                 -           -           -           (25)        (25)
                                  -------    -------       -------         -------      -------   -------      --------    -------

BALANCE AT
March 31, 1997                    $   282    $19,405     $   (875)       $ 27,676    $  (5,738)  $   (567)     $    13    $ 40,196
                                  -------    -------       -------         -------      -------   -------      --------    -------
                                  -------    -------       -------         -------      -------   -------      --------    -------

See accompanying notes to unaudited consolidated financial statements.

                  FED ONE BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE THREE
                                                                        MONTHS ENDED
                                                                          MARCH 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       ----      ----
                                                                        (In Thousands)

OPERATING ACTIVITIES:
  NET INCOME......................................................  $   821    $   803
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      PROVISION FOR LOAN LOSSES...................................       30         20
      DEPRECIATION AND AMORTIZATION...............................      226        230
      NON-CASH COMPENSATION EXPENSE RELATED TO ESOP BENEFIT.......       46         25
      (INCREASE) DECREASE IN ACCRUED INTEREST RECEIVABLE..........       55        (91)
      DECREASE IN ACCRUED EXPENSES................................      (41)       (39)
      INCREASE IN TAXES PAYABLE...................................      457        237
      OTHER, NET..................................................      (20)      (146)
                                                                    --------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................    1,574      1,039

INVESTING ACTIVITIES:
  PURCHASES OF:
    CERTIFICATES OF DEPOSIT.......................................        -          -
    INVESTMENT SECURITIES HELD TO MATURITY........................     (494)   (17,993)
    INVESTMENT SECURITIES AVAILABLE FOR SALE......................      (50)    (4,318)
    MORTGAGE-BACKED SECURITIES HELD TO MATURITY...................   (5,156)    (6,000)
    LOANS.........................................................  (13,005)    (3,645)
    PREMISES AND EQUIPMENT, NET...................................     (460)       (85)
  PROCEEDS FROM SALES OF:
    LOANS.........................................................        -         16
    REAL ESTATE OWNED.............................................        -          -
  PRINCIPAL REPAYMENTS AND MATURITIES OF:
    CERTIFICATES OF DEPOSIT.......................................        -      2,000
    INVESTMENT SECURITIES HELD TO MATURITY........................      557      7,563
    INVESTMENT SECURITIES AVAILABLE FOR SALE......................    2,548      6,362
    MORTGAGE-BACKED SECURITIES HELD TO MATURITY...................    5,807      5,396
    NET PRINCIPAL REPAYMENTS ON LOANS.............................    2,753      1,400
                                                                    --------  ---------
NET CASH USED BY INVESTING ACTIVITIES.............................   (7,500)    (9,304)

FINANCING ACTIVITIES:
  INCREASE IN DEPOSITS, NET.......................................    3,559      6,432
  INCREASE (DECREASE) IN BORROWINGS, NET..........................       21       (374)
  INCREASE IN ADVANCES BY BORROWERS
    FOR TAXES AND INSURANCE.......................................       95          -
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS.........................       14          7
  PURCHASE OF TREASURY STOCK......................................     (342)    (1,422)
  CASH DIVIDENDS PAID.............................................     (341)      (345)
                                                                    --------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................    3,006      4,298
                                                                    --------  ---------
DECREASE IN CASH AND CASH EQUIVALENTS.............................   (2,920)    (3,967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................    9,939     11,698
                                                                    --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $ 7,019   $  7,731
                                                                    --------  ---------
                                                                    --------  ---------

See accompanying notes to unaudited consolidated financial statements.

                         FED ONE BANCORP, INC. AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.


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


4.  EARNINGS PER SHARE

    Earnings for the three months ended March 31, 1997 and 1996 were $.33 per share and $.30 per share, respectively. Earnings per share were computed by dividing net income for the three months ended March 31, 1997 and 1996 by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for the three months ended March 31, 1997 and 1996 do not include ESOP shares that have not been committed to be released in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported primary per share amounts are based on 2,457,960 and 2,640,224 common shares and common stock equivalents for the three months ended March 31, 1997 and 1996, respectively. Reported fully diluted per share amounts are based on 2,462,474 and 2,643,843 common shares and common stock equivalents for the three months ended March 31, 1997 and 1996, respectively. Shares granted but not yet issued under the Company's stock option plan are considered common stock equivalents for earnings per share calculations.

5.  DIVIDENDS ON COMMON STOCK

    On March 19, 1997, the Company declared a quarterly cash dividend of $.145 per share payable on April 21, 1997 to shareholders of record on March 31, 1997.

6.  INCOME TAXES

    Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

    Total income tax expense through the three months ended March 31, 1997 consists of (in thousands):

                              Current   Deferred      Total
                              -------   --------      -----
                   Federal   $    531  $    (42)    $    489
                   State          39        (12)          27
                             --------  ---------    --------
                             $    570  $    (54)    $    516
                             --------  ---------    --------
                             --------  ---------    --------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 are presented below (in thousands):

         Deferred tax assets:
            Allowance for loan losses            $    255
            Deposit-based intangibles                  44
            Other                                      95
                                                 --------
         Total gross deferred tax assets         $    394

         Deferred tax liabilities:
              Plant and equipment, principally
               due to differences in depreciation
               and capitalized interest               (121)
              Net unrealized gain on securities
               available for sale                       (9)
              Deferred loan fees                      (247)
              Other                                     (4)
                                                   --------
         Total gross deferred tax liabilities         (381)
                                                   --------
         Net deferred tax asset                    $    13
                                                   --------
                                                   --------

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

7.  CONTINGENCIES:

    The Company is involved in various claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions are not presently determinable; however, in the opinion of the Company's management after consulting with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the accompanying consolidated financial statements.

8.  EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

    In connection with the 1995 Conversion and Reorganization, the Company formed an ESOP. The ESOP covers employees which have completed at least one year of service and have attained the age of 21. The ESOP Trust borrowed $1.1 million from the Company and purchased 112,868 shares, equal to 7% of the total number of shares issued in the 1995 offering. The Bank makes scheduled discretionary contributions to the ESOP sufficient to service the debt. The cost of shares not committed to be released and unallocated (suspense shares) is reported as a reduction in shareholders' equity. Dividends on allocated and unallocated shares are used for debt service. Shares are released to participants based on a compensation formula.

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

    Compensation expense related to the ESOP amounted to $46,000 and $42,000 for the three months ended March 31, 1997 and 1996, respectively. The fair value of unearned ESOP shares at March 31, 1997 totaled $1.6 million. At March 31, 1997, there were 2,820 ESOP shares committed to be released and 87,476 suspense shares. ESOP shares totaling 22,572 were allocated as of March 31, 1997.

9.  RECENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The FASB released Statement of Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") which deferred the effective date of SFAS 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar roll, securities lending and similar transactions. The Company has not yet determined the effect, if any, that the adoption of SFAS 125 will have on its financial position or results of operations.

     The FASB released Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in February 1997. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 supersedes APB Opinion No. 15 and replaces primary and fully diluted earnings per share with basic and diluted earnings per share for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation. The Company currently estimates that the adoption of SFAS 128 will not be material to the Company's financial condition or results of operations.

     The FASB released Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure"("SFAS 129") in February 1997. SFAS 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as SFAS No. 47. SFAS 129 is effective for fiscal years ending after December 15, 1997. The Company's current disclosures will not be affected by the adoption of SFAS 129.

                         FED ONE BANCORP, INC. AND SUBSIDIARY
                                 FINANCIAL HIGHLIGHTS


                                      AT OR FOR THE        AT OR FOR THE
                                   THREE MONTHS ENDED        YEAR ENDED
                                        MARCH 31,           DECEMBER 31,
                                          1997                   1996
                                    ----------------       --------------
                                             (Dollars in Thousands)
FINANCIAL CONDITION DATA:

AVERAGE INTEREST-EARNING ASSETS         $331,444               $327,778
AVERAGE INTEREST-BEARING LIABILITIES     292,400                287,604
NET AVERAGE EARNING ASSETS                39,044                 40,174
NON-PERFORMING ASSETS                      1,545                  1,068
NON-PERFORMING LOANS                       1,490                  1,011
ALLOWANCE FOR LOAN LOSSES                  1,450                  1,434
AVERAGE INTEREST-EARNING ASSETS TO
 AVERAGE INTEREST-BEARING LIABILITIES     113.35%                113.97%
ALLOWANCE FOR LOAN LOSSES TO
 NON-PERFORMING LOANS                      97.32%                141.84%
ALLOWANCE FOR LOAN LOSSES TO
 TOTAL LOANS                                1.00%                  1.07%
NON-PERFORMING LOANS TO TOTAL LOANS         1.03%                  0.75%
NON-PERFORMING ASSETS TO TOTAL ASSETS       0.45%                  0.31%
CUMULATIVE ONE-YEAR GAP                     5.52%                 11.68%
SHAREHOLDERS' EQUITY TO ASSETS             11.61%                 11.69%
EFFICIENCY RATIO                           53.65%                 67.76%
COVERAGE RATIO                            170.23%                135.72%
NUMBER OF BANKING FACILITIES                   9                      9

                                                     FOR THE
                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          --------------------------------
                                             1997(1)             1996(1)
                                             -------             -------

SELECTED OPERATING ACTIVITIES:

RETURN ON AVERAGE ASSETS                       0.96%               0.96%
RETURN ON AVERAGE EQUITY                       8.23%               7.69%
NET INTEREST MARGIN                            3.56%               3.68%

                                                     AT OR FOR THE
                                                   THREE MONTHS ENDED
                                                    MARCH 31, 1997
                                                   ------------------
PER SHARE DATA:

PRIMARY/FULLY DILUTED EARNINGS PER SHARE(2)             $     0.33
BOOK VALUE PER SHARE(3)                                      17.07
TANGIBLE BOOK VALUE PER SHARE(3)                             16.25
MARKET PRICE PER SHARE:
 HIGH FOR THE QUARTER                                        20.00
 LOW FOR THE QUARTER                                         15.75
 CLOSE 03/31/97                                              18.00
CASH DIVIDENDS DECLARED PER SHARE                              .145
AVERAGE NUMBER OF SHARES OUTSTANDING(2):
 PRIMARY                                                 2,457,960
 FULLY DILUTED                                           2,462,474

(2) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.

(3) Amounts calculated exclude ESOP shares not committed to be released.

                                       ITEM 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

    Financial Condition

    Total assets increased $4.3 million or 1.3% to $346.2 million at March 31, 1997 compared to $341.9 million at December 31, 1996. Short-term investments and investment securities held to maturity decreased to $6.6 million and $39.1 million, respectively, at March 31, 1997 compared to $9.5 million and $39.2 million, respectively at December 31, 1996. The $2.9 million decrease in short-term investments was the result of the use of available cash to purchase loans and the $62,000 decrease in investment securities was the result of maturities. At March 31, 1997, the Company had $15.3 million of investment securities classified as available for sale compared to $17.9 million at December 31, 1996. The after-tax net unrealized gain on these securities amounted to $13,000 at March 31, 1997, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was the result of maturities for which the proceeds were used to purchase loans. Mortgage-backed securities decreased $646,000 to $129.5 million at March 31, 1997 compared to $130.2 million at December 31, 1996. Loans receivable increased $10.2 million or 7.7% to $143.6 million at March 31, 1997 compared to $133.4 million at December 31, 1996, as originations and purchases exceeded principal repayments. Management invested available funds in an effort to increase loans outstanding. The Company purchased approximately $13.0 million of loans during the first quarter of 1997 of which $11.1 million were adjustable rate residential mortgage loans and the remainder were the guaranteed portion of SBA and FMHA loans.

    Total liabilities increased by $4.1 million or 1.4% to $306.0 million at March 31, 1997 compared to $301.9 million at December 31, 1996. Deposits increased $3.6 million or 1.4% to $253.2 million at March 31, 1997 compared to $249.7 million at December 31, 1996. Deposits increased primarily due to the Company being competitively priced in certificates of deposit during the first quarter of 1997. Borrowed funds increased $21,000 to $50.3 million at March 31, 1997 compared to $50.3 million at December 31, 1996.

    Total shareholders' equity increased $222,000 to $40.2 million at March 31, 1997 compared to $40.0 million at December 31, 1996. This increase was primarily the result of net income of $821,000 and the amortization of the expense of our Recognition and Retention Plan of $28,000 which was offset by the Company repurchasing $342,000 of its common stock. In July 1996 the Company announced a 5% stock repurchase program representing 127,567 shares to be repurchased, of which there were 19,100 shares purchased at an average price of $17.87 during the first quarter of 1997. These repurchased shares are held as treasury shares. An additional reduction in equity was caused by the Company declaring quarterly cash dividends of approximately $338,000 for the quarter ended March 31, 1997. In addition, during the three months ended March 31, 1997 the market value of investment securities available for sale declined $25,000 from a net gain position of $38,000 at December 31, 1996 to $13,000 at March 31, 1997.

    Results of Operations

    Net Income

    Net income was $821,000 or $.33 per share for the three months ended March 31, 1997 compared to $803,000 or $.30 per share for the three months ended March 31, 1996. The $18,000 increase in net income for the three months ended March 31, 1997 compared to the same period in 1996 was primarily the result of a decrease in noninterest expense of $115,000 offset by a decrease in net interest income of $26,000 and increases in provision for loan losses of $10,000 and the provision for income taxes of $59,000.


    Interest Income

    Interest income amounted to $6.2 million for the three month period ended March 31, 1997, compared to $6.1 million during the same period in 1996. The $91,000 increase was due to an increase in average interest-earning assets of $8.0 million offset by a decrease of 7 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in loans receivable and mortgage-backed securities and was partially offset by reductions in short-term investments and investment securities held to maturity and available for sale. The decrease in the weighted average yield occurred in short-term investments, loans and mortgage-backed securities which were partially offset by increases in the yield on investment securities. The increase in the balances of average interest-earning assets was the result of a $14.2 million increase in the average balance of loans receivable and a $10.8 million increase in the average balance of mortgage-backed securities. The majority of the increase in the average balance of loans receivable was due to the purchase of adjustable rate residential mortgage loans. These increases were partially offset by a $1.8 million decrease in short-term investments and a $15.1 million aggregate decrease in average investment securities held to maturity and investment securities available for sale.


    Interest Expense

    Interest expense amounted to $3.2 million for the three month period ended March 31, 1997, compared to $3.1 million during the same period in 1996. This $117,000 increase in interest expense was due to a $10.2 million increase in the balance of average interest-bearing liabilities. The average cost of funds remained stable. Average deposits increased $6.4 million for the three month period ended March 31, 1997 compared to the same period in 1996 as a result of the Company being competitively priced in certificates of deposit which increases were partially offset by decreases in the average balance of passbook accounts. Average borrowed funds increased $3.8 million for the three month period ended March 31, 1997 compared to the same period in 1996 due to the Company increasing its FHLB advances.


    Net Interest Income

    Net interest income amounted to $2.9 million for the three months ended March 31, 1997, compared to $3.0 million during the same time period in 1996. Net interest income decreased mainly because of the increases in average balances of interest-bearing liabilities exceeding the increase in average balances of interest-earning assets. Average interest-earning assets increased $8.0 million during the three months ended March 31, 1997 compared to the year-earlier period. Average interest-bearing liabilities increased $10.2 million during the same comparative time period. Average interest-earning assets did not increase at the same levels as average interest-bearing liabilities because the Company repurchased $2.4 million of its common stock since the three month period ended March 31, 1996, of which $341,000 was repurchased during the first three months of this year. A shift from lower yielding assets into higher yielding assets for the three months ended March 31, 1997 compared to the year-earlier period, was offset by a corresponding shift from lower yielding deposits into higher yielding deposits during the same comparative time period. The net interest margin declined 12 basis points to 3.56% for the three months ended March 31, 1997 from 3.68% for the year-earlier period. The decline in the net interest margin was partially attributable to a decrease in average rates earned on interest-earning assets.

    Provision for Loan Losses

    The provision for loan losses increased to $30,000 for the three month period ended March 31, 1997 compared to $20,000 during the same time period in 1996. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses to total loans receivable, which were increasing in balances outstanding.

    The allowance for loan losses amounted to $1.5 million or 1.00% and 97.32% of total loans and total non-performing loans, respectively, at March 31, 1997, as compared to $1.4 million or 1.07% and 141.84% , respectively, at December 31, 1996.

    Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $1.5 million and $1.0 million at March 31, 1997 and December 31, 1996, respectively, which represented 1.03% and .75% of the Company's total loans, respectively. This increase was due to one loan secured by commercial real estate which has a history of delinquency during the borrower's off-season business cycle. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $55,000 and $56,000 at March 31, 1997 and December 31, 1996, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.5 million or .45% at March 31, 1997 and $1.1 million or .31% at December 31, 1996.

    Non-Interest Income

    Non-interest income amounted to $150,000 for the three month period ended March 31, 1996, as compared to $152,000 for the same time period in 1996.

    Non-interest Expense

    Non-interest expense decreased $115,000 for the three month period ended March 31, 1997 compared to the same time period in 1996, primarily as a result of decreases in federal insurance premiums of $96,000, data processing expense of $17,000, premises and equipment expense of $15,000 and other expenses of $30,000. These decreases were partially offset by increases in salaries and employee benefits of $41,000. Decreases in federal insurance premiums were due to a lower assessment rate of approximately 6.5 cents per $100 of deposits in 1997 compared to 23 cents per $100 of deposits in 1996 as a result of the SAIF being recapitalized in the third quarter of 1996.
    Decreases in premises and equipment were primarily the result of expenses related to the renovation of a branch office and expenses caused by severe weather conditions in the first quarter of 1996. Decreases in other expenses were due to decreases in supplies and miscellaneous expenses. Increases in salaries and employee benefits were the result of normal salary adjustments.

    Provision for Income Taxes

    Provision for income taxes was $516,000 and $457,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's effective tax rate amounted to 38.6% and 36.3% during the three months ended March 31, 1997 and 1996, respectively. There was an increase in income tax in the first quarter of 1997 due to an IRS audit which resulted in a $15,000 expense caused by a timing difference which will be recovered in future years. Income tax expense also increased $7,000 due primarily to accounting for the ESOP. The remainder of the increase in income taxes is due to an increase in pre-tax income.


    Liquidity

    Office of Thrift Supervision ("OTS") regulations require the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month of March 1997, the Bank's average liquidity position was $38.1 million or 13.6% compared to $45.4 million or 15.8% for the month of December 1996.


    Regulatory Capital Requirements

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%,and 8.0%, respectively. As of March 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

    As of March 31, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum tangible, core and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At March 31, 1997 the Bank's tangible, core and risk-based capital ratios amounted to 10.11%, 10.11% and 25.26%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

    PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

    There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

    Item 4.  Submission of Matters to a Vote of Security Holders

    a) An annual meeting of shareholders of the Company was held on April 23, 1997 ("Annual Meeting").

    b)   Not applicable.

    c) There were 2,443,095 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 2,413,705 shares were represented at the meeting by the holders thereof, which constituted a quorum.
         The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         1.   Election of directors for a three-year term.

                                  FOR            WITHHELD
                                  ---            --------
              Dudley E. Beck      2,404,370      9,335
              Alan E. Groover     2,406,024      7,681
              Gilbert R. Haller   2,406,514      7,191

          2. Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997.

               FOR                 AGAINST             ABSTAIN
               ---                 -------             -------
               2,404,462           1,121               7,892

         There were no broker non-votes at the annual meeting.

         Each of the proposals were adopted by the shareholders of the Company.

    d)   Not applicable.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                          FED ONE BANCORP, INC.


    Date:   May 9, 1997                   By:   /s/ Alan E. Groover
                                              ------------------------------
                                                Alan E. Groover
                                                Chairman, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)




    Date:   May 9, 1997                   By:   /s/Lisa K. DiCarlo
                                               ------------------------------
                                                 Lisa K. DiCarlo
                                                 Senior Vice President
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)