Form 10-Q
period 1997-06-30
FED ONE BANCORP INC
filed 1997-08-12
CIK 929549

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{Mark One}
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------

                        COMMISSION FILE NUMBER:  0-25348

                             FED ONE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            55-0736264
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ________ No _____________

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,373,769 shares as of August 1, 1997.

                             FED ONE BANCORP, INC.

                                     INDEX


                                                                                    PAGE
PART I  FINANCIAL INFORMATION
   Item 1.  Financial Statements

   Consolidated Statements of Financial Condition at June 30, 1997 (unaudited)         1
   and December 31, 1996

   Consolidated Statements of Income for the Three and Six Months ended June           2
   30, 1997 and 1996 (unaudited)

   Consolidated Statement of Changes in Shareholders' Equity for the Six               3
   Months ended June 30, 1997 (unaudited)

   Consolidated Statements of Cash Flows for the Six Months ended June 30,             4
   1997 and 1996 (unaudited)

   Notes to  Unaudited Consolidated Financial Statements                               5

   Financial Highlights                                                                9


   Item 2.   Management's Discussion and Analysis of Financial Condition and          10
             Results of Operations

PART II.  OTHER INFORMATION                                                           15

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     JUNE 30,              DECEMBER 31,
                                                                                       1997                    1996
                                                                                       ----                    ----
ASSETS                                                                             (Dollars In Thousands Except For Shares)
 CASH ON HAND AND NONINTEREST-EARNING
    DEPOSITS IN OTHER INSTITUTIONS                                                $     1,129            $      1,043
 SHORT-TERM INVESTMENTS:
    INTEREST-EARNING DEPOSITS IN OTHER INSTITUTIONS                                     4,909                   8,896
    CERTIFICATES OF DEPOSIT                                                             1,290                     595
 INVESTMENT SECURITIES HELD TO MATURITY
    (market value of $38,400 and $39,045)                                              38,504                  39,195
 INVESTMENT SECURITIES AVAILABLE FOR SALE
    (cost of $16,897 and $17,824)                                                      17,022                  17,888
 MORTGAGE-BACKED SECURITIES HELD TO MATURITY
    (market value of $127,378 and $131,224)                                           126,304                 130,173
 LOANS RECEIVABLE, NET OF ALLOWANCE FOR LOAN
    LOSSES OF $1,460 AND $1,434                                                       156,354                 133,401
 REAL ESTATE OWNED                                                                         80                      56
 PREMISES AND EQUIPMENT, NET                                                            5,919                   5,543
 ACCRUED INTEREST RECEIVABLE:
    INVESTMENT SECURITIES                                                                 881                     962
    MORTGAGE-BACKED SECURITIES                                                            881                     882
    LOANS RECEIVABLE                                                                    1,233                   1,026
 PREPAID EXPENSES AND OTHER ASSETS                                                      2,212                   2,237
                                                                                  -----------            ------------
  TOTAL ASSETS                                                                    $   356,718            $    341,897
                                                                                  ===========            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
  DEPOSITS                                                                        $   256,024            $    249,685
  BORROWED FUNDS                                                                       59,045                  50,319
  ADVANCES BY BORROWERS FOR TAXES AND INSURANCE                                           904                     633
  ACCRUED INTEREST PAYABLE                                                                414                     314
  INCOME TAXES  PAYABLE                                                                    64                     100
  ACCRUED EXPENSES AND OTHER LIABILITIES                                                  795                     872
                                                                                  -----------            ------------
  TOTAL LIABILITIES                                                                   317,246                 301,923

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK: 5,000,000 SHARES AUTHORIZED --
                   NONE ISSUED                                                              -                       -
  COMMON STOCK, $.10 PAR VALUE: 15,000,000 SHARES
    AUTHORIZED - 2,818,762 ISSUED AT JUNE 30, 1997
    AND DECEMBER 31, 1996                                                                 282                     282
  ADDITIONAL PAID-IN CAPITAL                                                           19,435                  19,384
  UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)  SHARES                                  (847)                   (903)
  RETAINED EARNINGS - SUBSTANTIALLY RESTRICTED                                         28,096                  27,226
  TREASURY STOCK AT COST:  445,655 AND 360,063 SHARES
    AT JUNE 30, 1997 AND DECEMBER 31, 1996, RESPECTIVELY                               (7,047)                 (5,440)
  UNEARNED COMMON STOCK HELD BY THE RECOGNITION
    AND RETENTION PLAN (RRP)                                                             (521)                   (613)
  NET UNREALIZED GAIN  ON INVESTMENT SECURITIES
    AVAILABLE FOR SALE                                                                     74                      38
                                                                                  -----------            ------------
 TOTAL SHAREHOLDERS' EQUITY                                                            39,472                  39,974
                                                                                  -----------            ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   356,718            $    341,897
                                                                                  ===========            ============


See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------    --------------------
                                            1997        1996        1997        1996
                                            ----        ----        ----        ----
                                              (In Thousands except per share data)
INTEREST INCOME:

  LOANS RECEIVABLE                         $ 3,367     $ 2,893     $ 6,420     $ 5,735
 MORTGAGE-BACKED SECURITIES                  2,069       2,024       4,193       4,036
 INVESTMENT SECURITIES                         874       1,097       1,757       2,183
 SHORT-TERM INVESTMENTS                         74         111         204         270
                                           --------    --------    --------    --------
   TOTAL INTEREST INCOME                     6,384       6,125      12,574      12,224

INTEREST EXPENSE:
  DEPOSITS                                   2,658       2,503       5,211       4,978
  BORROWED FUNDS                               784         666       1,471       1,314
                                           --------    --------    --------    --------
   TOTAL INTEREST EXPENSE                    3,442       3,169       6,682       6,292

NET INTEREST INCOME                          2,942       2,956       5,892       5,932
PROVISION FOR LOAN LOSSES                       50          30          80          50
                                           --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            2,892       2,926       5,812       5,882

NON-INTEREST INCOME:
  FEES AND SERVICE CHARGES                     134         149         267         290
  NET GAIN ON SALE OF INVESTMENT
    SECURITIES - AVAILABLE FOR SALE              -           3           -           3
  OTHER                                          7           5          24          16
                                           --------    --------    --------    --------
   TOTAL NON-INTEREST INCOME                   141         157         291         309

NON-INTEREST EXPENSE:
  SALARIES AND EMPLOYEE BENEFITS               942         920       1,927       1,864
  PREMISES AND EQUIPMENT EXPENSE               338         354         667         698
  DATA PROCESSING                               50          48          95         110
  FEDERAL INSURANCE PREMIUMS                    41         138          80         273
  AMORTIZATION EXPENSE                          71          71         141         141
  OTHER                                        310         274         575         567
                                           --------    --------    --------    --------
   TOTAL NON-INTEREST EXPENSE                1,752       1,805       3,485       3,653

INCOME BEFORE INCOME TAXES                   1,281       1,278       2,618       2,538
PROVISION FOR INCOME TAXES                     463         460         979         917
                                           --------    --------    --------    --------
NET INCOME                                 $   818     $   818     $ 1,639     $ 1,621
                                           ========    ========    ========    ========

PRIMARY/FULLY DILUTED
 EARNINGS PER SHARE                        $  0.34     $  0.32     $  0.67     $  0.62

DIVIDENDS DECLARED PER SHARE               $ 0.145     $ 0.135     $  0.29     $  0.27
AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's OMITTED):
       PRIMARY                               2,407       2,554       2,433       2,597
       FULLY DILUTED                         2,412       2,555       2,444       2,597

See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED  JUNE 30, 1997

                                                                                                UNREALIZED
                                                                                     UNEARNED    GAIN ON
                                                                                     COMMON     INVESTMENT
                                        ADDITIONAL   UNEARNED                         STOCK     SECURITIES
                                 COMMON   PAID-IN      ESOP     RETAINED   TREASURY    HELD      AVAILABLE
                                 STOCK   CAPITAL      SHARES    EARNINGS     STOCK  BY THE RRP   FOR SALE    TOTAL
                                ------- ----------- ---------- ---------- --------- ----------- ----------  -------
                                                              (In Thousands)
BALANCE AT
DECEMBER 31, 1996                $  282  $   19,384  $   (903)  $  27,226   $(5,440)   $  (613)      $  38  $39,974

NET INCOME                            -           -         -       1,639         -          -           -    1,639
AMORTIZATION OF
  RECOGNITION AND
  RETENTION PLAN                      -           -         -           -         -         92           -       92
COMMON STOCK ISSUED
  UPON EXERCISE OF STOCK
  OPTIONS - 9,508 SHARES              -           3         -         (97)      140          -           -       46
CASH DIVIDEND DECLARED                -           6         -        (672)                   -           -     (666)
PRINCIPAL REPAYMENT OF
  ESOP DEBT                           -          42        56           -         -          -           -       98
PURCHASE OF TREASURY
  STOCK - 95,100 SHARES               -           -         -           -    (1,747)         -           -   (1,747)
CHANGE IN NET UNREALIZED GAIN
  ON INVESTMENT
  SECURITIES AVAILABLE
  FOR SALE                            -  $        -         -           -         -          -          36       36
                                 ------  ----------  --------   ---------   -------    -------       -----  -------

BALANCE AT
JAN 30, 1997                     $  282  $   19,435  $   (847)  $  28,096   $(7,047)   $  (521)      $  74  $39,472
                                 ======  ==========  ========   =========   =======    =======       =====  =======

See accompanying notes to unaudited consolidated financial statements

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ------------------------
                                                              1997           1996
                                                              ----           ----
                                                                 (In Thousands)
OPERATING ACTIVITIES:
  NET INCOME                                                $  1,639     $  1,621
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                    80           50
     DEPRECIATION AND AMORTIZATION                               470          460
     NON-CASH COMPENSATION EXPENSE RELATED TO ESOP BENEFIT        98           81
     NET GAIN ON SALE OF:
       INVESTMENT SECURITIES                                       -           (3)
       REAL ESTATE OWNED                                           -           (2)
     INCREASE IN ACCRUED INTEREST RECEIVABLE                    (125)        (127)
     INCREASE (DECREASE) IN ACCRUED EXPENSES                      35          (85)
     DECREASE IN TAXES PAYABLE                                   (63)        (178)
     OTHER, NET                                                 (110)        (220)
                                                            --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,024        1,597

INVESTING ACTIVITIES:
  PURCHASES OF:
    CERTIFICATES OF DEPOSIT                                     (695)           -
    INVESTMENT SECURITIES HELD TO MATURITY                      (691)     (18,992)
    INVESTMENT SECURITIES AVAILABLE FOR SALE                  (1,710)      (6,493)
    MORTGAGE-BACKED SECURITIES HELD TO MATURITY               (6,525)     (17,602)
    LOANS                                                    (27,774)     (12,857)
    PREMISES AND EQUIPMENT, NET                                 (625)        (377)
  PROCEEDS FROM SALES OF:
    INVESTMENT SECURITIES AVAILABLE FOR SALE                       -        5,000
    LOANS                                                          -           94
    REAL ESTATE OWNED                                              -           12
  PRINCIPAL REPAYMENTS AND MATURITIES OF:
    CERTIFICATES OF DEPOSIT                                        -        2,994
    INVESTMENT SECURITIES HELD TO MATURITY                     1,384        7,721
    INVESTMENT SECURITIES AVAILABLE FOR SALE                   2,639       14,363
    MORTGAGE-BACKED SECURITIES HELD TO MATURITY               10,401       10,980
    NET PRINCIPAL REPAYMENTS ON LOANS                          4,714        1,526
                                                            --------     --------
NET CASH USED BY INVESTING ACTIVITIES                        (18,882)     (13,631)

FINANCING ACTIVITIES:
  INCREASE IN DEPOSITS, NET                                    6,339        4,807
  INCREASE IN BORROWINGS, NET                                  8,726        4,974
  INCREASE IN ADVANCES BY BORROWERS
    FOR TAXES AND INSURANCE                                      271          161
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                          46           39
  PURCHASE OF TREASURY STOCK                                  (1,747)      (1,948)
  CASH DIVIDENDS PAID                                           (678)        (694)
                                                            --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     12,957        7,339
                                                            --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                         (3,901)      (4,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,939       11,698
                                                            --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  6,038     $  7,003
                                                            ========     ========

See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.


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


4.  EARNINGS PER SHARE

    Earnings for the three and six months ended June 30, 1997 were $.34 per share and $.67 per share, respectively, compared to $.32 per share and $.62 per share for the three and six months ended June 30, 1996, respectively. Earnings per share were computed by dividing net income for the three and six months ended June 30, 1997 and 1996 by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for the three and six months ended June 30, 1997 and 1996 do not include ESOP shares that have not been committed to be released in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported primary per share amounts are based on 2,406,722 and 2,432,541 common shares and common stock equivalents for the three and six months ended June 30, 1997, and 2,553,795 and 2,597,200 common shares and common stock equivalents for the three and six months ended June 30, 1996, respectively. Reported fully diluted per share amounts are based on 2,412,171 and 2,444,116 common shares and common stock equivalents for the three and six months ended June 30, 1997 and 2,554,581 and 2,597,207 common shares and common stock equivalents for the three and six months ended June 30, 1996, respectively. Shares granted but not yet issued under the Company's stock option plan are considered common stock equivalents for earnings per share calculations.

5.  DIVIDENDS ON COMMON STOCK

    On June 18, 1997, the Company declared a quarterly cash dividend of $.145 per share payable on July 21, 1997 to shareholders of record on June 30, 1997.


6.  INCOME TAXES

    Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

    Total income tax expense through the six months ended June 30, 1997 consists of (in thousands):



                         Current         Deferred           Total
                         -------         --------           -----
 Federal              $      1,006     $       (90)      $        916
 State                          89             (26)                63
                      ------------     -----------       ------------
                      $      1,095     $      (116)      $        979
                      ============     ===========       ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 are presented below (in thousands):


 Deferred tax assets:
    Allowance for loan losses                                   $      259
    Deposit-based intangibles                                           48
    Other                                                               95
                                                                ----------
 Total gross deferred tax assets                                $      402

 Deferred tax liabilities:
    Plant and equipment, principally due to differences
       in depreciation and capitalized interest                       (119)
    Net unrealized gain on securities
       available for sale                                              (50)
    Deferred loan fees                                                (199)
                                                                ----------
 Total gross deferred tax liabilities                                 (368)
                                                                ----------
 Net deferred tax asset                                         $       34
                                                                ==========

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

    Compensation expense related to the ESOP amounted to $52,000 and $98,000 for the three and six months ended June 30, 1997, respectively, compared to $41,000 and $83,000 for the three and six months ended June 30, 1996, respectively. The fair value of unearned ESOP shares at June 30, 1997 totaled $1.8 million. At June 30, 1997, there were 5,641 ESOP shares committed to be released and 84,655 suspense shares. ESOP shares totaling 22,572 were allocated as of June 30, 1997.

9.  RECENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The FASB released Statement of Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") which deferred the effective date of SFAS 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar roll, securities lending and similar transactions. The Company has not yet determined the effect, if any, that the adoption of SFAS 127 will have on its financial position or results of operations.

    The FASB released Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in February 1997. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 supersedes APB Opinion No. 15 and replaces primary and fully diluted earnings per share with basic and diluted earnings per share for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation. Under SFAS 128, basic earnings per share would have been $.36 and $.72 for the three and six months ended June 30, 1997, respectively, compared to $.34 and $.66 for the three and six months ended June 30, 1996, respectively. Under SFAS 128 diluted earnings per share would have been $.34 and $.68 for the three and six months ended June 30, 1997, respectively, compared to $.33 and $.64 for the three and six months ended June 30, 1996, respectively. This information was calculated after reviewing the components of SFAS 128. Further evaluation or subsequent opinions on the disclosure of SFAS 128 could change the earnings per share numbers presented above as calculated under SFAS 128.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS

                                                   AT OR FOR THE         AT OR FOR THE
                                                  SIX MONTHS ENDED         YEAR ENDED
                                                       JUNE 30,           DECEMBER 31,
                                                        1997                  1996
                                                  -----------------    ----------------
FINANCIAL CONDITION DATA:                                  (Dollars In Thousands)
AVERAGE INTEREST-EARNING ASSETS                       $335,963               $327,778
AVERAGE INTEREST-BEARING LIABILITIES                   296,985                287,604
NET AVERAGE EARNING ASSETS                              38,978                 40,174
NON-PERFORMING ASSETS                                    1,443                  1,068
NON-PERFORMING LOANS                                     1,363                  1,011
ALLOWANCE FOR LOAN LOSSES                                1,460                  1,434
AVERAGE INTEREST-EARNING ASSETS TO
  AVERAGE INTEREST-BEARING LIABILITIES                  113.12%                113.97%
ALLOWANCE FOR LOAN LOSSES TO
  NON-PERFORMING LOANS                                  107.12%                141.84%
ALLOWANCE FOR LOAN LOSSES TO
  TOTAL LOANS                                             0.93%                  1.07%
NON-PERFORMING LOANS TO TOTAL LOANS                       0.86%                  0.75%
NON-PERFORMING ASSETS TO TOTAL ASSETS                     0.40%                  0.31%
CUMULATIVE ONE-YEAR GAP                                   1.73%                 11.68%
SHAREHOLDERS' EQUITY TO ASSETS                           11.07%                 11.69%
EFFICIENCY RATIO                                         54.08%                 67.76%
COVERAGE RATIO                                          169.07%                135.72%
NUMBER OF BANKING FACILITIES                                 9                      9

                                                   FOR THE                     FOR THE
                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                            ----------------------       ---------------------
                                               1997 (1)  1996 (1)          1997 (1)    1996 (1)
                                               ----      ----              ----        ----
SELECTED OPERATING ACTIVITIES:

RETURN ON AVERAGE ASSETS                        0.93%     0.96%             0.94%     0.96%
RETURN ON AVERAGE EQUITY                        8.36%     7.99%             8.29%     7.85%
NET INTEREST MARGIN                             3.46%     3.59%             3.51%     3.64%

(1) AMOUNTS ARE ANNUALIZED

                                                     AT OR FOR THE          AT OR FOR THE
                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30, 1997         JUNE 30, 1997
                                                   ------------------     ----------------
PER SHARE DATA:

PRIMARY/FULLY DILUTED EARNINGS PER SHARE (2)           $  0.34                $  0.67
BOOK VALUE PER SHARE (3)                                 17.25                  17.25
TANGIBLE BOOK VALUE PER SHARE (3)                        16.42                  16.42
MARKET PRICE PER SHARE:
  HIGH FOR THE QUARTER/YEAR                              21.25                  21.25
  LOW FOR THE QUARTER/YEAR                               17.50                  15.75
  CLOSE 06/30/97                                         20.25                  20.25
CASH DIVIDENDS DECLARED PER SHARE                         .145                   0.29
AVERAGE NUMBER OF SHARES OUTSTANDING (2):
  PRIMARY                                            2,406,722              2,432,541
  FULLY DILUTED                                      2,412,171              2,444,116

(2) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.
(3)  Amounts calculated exclude ESOP shares not committed to be released.

                                    ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
Financial Condition

Total assets increased $14.8 million or 4.3% to $356.7 million at June 30, 1997 compared to $341.9 million at December 31, 1996. Short-term investments and investment securities held to maturity decreased to $6.2 million and $38.5 million, respectively, at June 30, 1997 compared to $9.5 million and $39.2 million, respectively at December 31, 1996. The $3.3 million decrease in short-term investments was the result of the use of available cash to purchase loans and the $692,000 decrease in investment securities was the result of maturities. At June 30, 1997, the Company had $17.0 million of investment securities classified as available for sale compared to $17.9 million at December 31, 1996. The after-tax net unrealized gain on these securities amounted to $74,000 at June 30, 1997, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was the result of maturities for which the proceeds were used to purchase loans. Mortgage-backed securities decreased $3.9 million to $126.3 million at June 30, 1997 compared to $130.2 million at December 31, 1996 as the result of maturities and repayments used to purchase loans. Loans receivable increased $23.0 million or 17.2% to $156.4 million at June 30, 1997 compared to $133.4 million at December 31, 1996, as originations and purchases exceeded principal repayments. Management invested available funds and borrowed from the FHLB in an effort to increase loans outstanding. The Company purchased approximately $27.8 million of loans during the first six months of 1997 of which $23.9 million were adjustable rate residential mortgage loans. The majority remaining were the guaranteed portion of Small Business Administration ("SBA") and Farmers Home Administration ("FMHA") loans.

Total liabilities increased by $15.3 million or 5.1% to $317.2 million at June 30, 1997 compared to $301.9 million at December 31, 1996. Deposits increased $6.3 million or 2.5% to $256.0 million at June 30, 1997 compared to $249.7 million at December 31, 1996. Deposits increased primarily due to the Company being competitively priced in certificates of deposit during the first six months of 1997. Borrowed funds increased $8.7 million to $59.0 million at June 30, 1997 compared to $50.3 million at December 31, 1996. Advances from the FHLB were used to fund the purchased loans.

Total shareholders' equity decreased $502,000 to $39.5 million at June 30, 1997 compared to $40.0 million at December 31, 1996. This decrease was primarily the result of the Company repurchasing $1.7 million of its common stock during the first six months of this year. In July 1996 the Company announced a 5% stock repurchase program representing 127,567 shares to be repurchased, of which there were 19,100 shares purchased at an average price of $17.87 during the first quarter of 1997. There were 13,591 shares not bought back under this program. In April 1997 the Company announced another 5% program representing 122,155 shares to be repurchased, of which 76,000 shares were purchased at an average price of $18.51 per share during the second quarter of 1997. These repurchased shares are held as treasury shares. An additional reduction in equity was caused by the Company declaring quarterly cash dividends of approximately $338,000 and $328,000 for the quarters ended March 31, 1997 and June 30, 1997, respectively. These decreases were partially offset by net income of $1.6 million and an increase of $36,000 in the unrealized gain on investment securities available for sale.

RESULTS OF OPERATIONS

Net Income

Net income was $818,000 or $.34 per share for the three months ended June 30, 1997 compared to $818,000 or $.32 per share for the three months ended June 30, 1996. For the three months ended June 30, 1997 compared to the same period in 1996, net interest income decreased $14,000, non-interest income decreased $16,000, non-interest expense decreased $53,000 and provision for loan losses increased $20,000. Net income was $1.6 million or $.67 per share for the six months ended June 30, 1997 compared to $1.6 million or $.62 per share for the same period in 1996. An $18,000 increase for the six month period ended June 30, 1997 compared to the year-earlier period was primarily the result of a decrease in total non-interest expense of $168,000, offset by a $40,000 decrease in net interest income, an $18,000 decrease in non-interest income, an increase of $30,000 in the provision for loan losses and an increase of $62,000 in the provision for income taxes. The increase in earnings per share for the three and six months ended June 30, 1997 compared to the year-earlier period was primarily the result of the Company repurchasing its common stock which has the effect of reducing shares outstanding. See Note 4 Earnings Per Share for an explanation of common stock outstanding during the periods represented above.


Interest Income

Interest income amounted to $6.4 million for the three month period ended June 30, 1997, compared to $6.1 million during the same period in 1996. The $259,000 increase was due to an increase in average interest-earning assets of $11.4 million and an increase of 5 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in loans receivable and mortgage-backed securities and was partially offset by reductions in short-term investments and investment securities held to maturity and available for sale. The increase in the weighted average yield occurred in investment securities, which was partially offset by decreases in the yields on short-term investments, loans and mortgage-backed securities. Interest income amounted to $12.6 million for the six months ended June 30, 1997 compared to $12.2 million for the same time period in 1996. The $350,000 increase was due to an increase in average interest-earning assets of $9.8 million partially offset by a decrease of 1 basis point in the weighted average yield on interest-earning assets. The increase in the balances of average interest-earning assets was the result of a $19.4 million increase in the average balance of loans receivable and a $8.2 million increase in the average balance of mortgage-backed securities. The majority of the increase in the average balance of loans receivable was due to the purchase of adjustable rate residential mortgage loans partially offset by principal repayments. The increase in the average balance of mortgage-backed securities was due to the purchase of adjustable rate securities partially offset by principal repayments. These increases were partially offset by a $2.2 million decrease in short-term investments and a $15.6 million aggregate decrease in average investment securities held to maturity and investment securities available for sale. These decreases occurred due to available funds being used to purchase loans. The decrease in the weighted average yield occurred in short-term investments, loans and mortgage-backed securities with an offsetting increase in the weighted average yield on investment securities held to maturity and investment securities available for sale.

Interest Expense

Interest expense amounted to $3.4 million for the three month period ended June 30, 1997, compared to $3.2 million during the same period in 1996. This $273,000 increase in interest expense was due to a $13.2 million increase in the balance of average interest-bearing liabilities and an increase of 17 basis points in the weighted average cost of funds. Average balances of certificates of deposit and borrowed funds increased, which were partially offset by a decrease in the balance of passbook accounts. The cost of funds increase was a result of increases in the cost of funds in certificates of deposit and borrowed funds offset by a decrease in the cost of funds in passbook accounts. Interest expense amounted to $6.7 million for the six month period ended June 30, 1997 compared to $6.3 million for the same period in 1996. This $390,000 increase in interest expense was due to a $11.7 million increase in the balance of average interest-bearing liabilities and an increase of 9 basis points in the average cost of funds. Average deposits increased $7.1 million for the six month period ended June 30, 1997 compared to the same period in 1996 as a result of the Company being competitively priced in certificates of deposit which increases were partially offset by decreases in the average balance of passbook accounts. Average borrowed funds increased $4.6 million for the six month period ended June 30, 1997 compared to the same period in 1996 due to the Company increasing its FHLB advances.


Net Interest Income

Net interest income amounted to $2.9 million and $5.9 million for the three and six months ended June 30, 1997, respectively compared to $3.0 million and $5.9 million during the same time periods in 1996. Net interest income decreased mainly because of the increases in average balances of interest-bearing liabilities exceeding the increase in average balances of interest-earning assets. Average interest-earning assets increased $11.4 million and $9.8 million during the three and six months ended June 30, 1997, respectively compared to the year-earlier period. Average interest-bearing liabilities increased $13.2 million and $11.7 million during the same comparative time periods. Average interest-earning assets did not increase at the same levels as average interest-bearing liabilities because the Company repurchased $3.3 million of its common stock since the six month period ended June 30, 1996, of which $1.7 million was repurchased during the first six months of this year. A shift from lower yielding assets into higher yielding assets for the six months ended June 30, 1997 compared to the year-earlier period was offset by a corresponding shift from lower yielding deposits into higher yielding deposits and borrowings during the same comparative time period. The net interest margin declined 5 and 13 basis points to 3.46% and 3.51% for the three and six months ended June 30, 1997, respectively, from 3.51% and 3.64% for the year-earlier periods. The decline in the net interest margin for the six months ended June 30, 1997 compared to the year-earlier period was mainly due to an increase in the cost of funds during this time period and a decrease in the net average earning assets due to the use of funds to repurchase stock. Also, loans purchased during the period were purchased at yields that were lower than the yields in the existing portfolio.

Provision for Loan Losses

The provision for loan losses increased to $80,000 for the six month period ended June 30, 1997 compared to $50,000 during the same time period in 1996. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses to total loans receivable, which were increasing in balances outstanding.

The allowance for loan losses amounted to $1.5 million or .93% and 107.12% of total loans and total non-performing loans, respectively, at June 30, 1997, as compared to $1.4 million or 1.07% and 141.84% , respectively, at December 31, 1996.

Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $1.4 million and $1.0 million at June 30, 1997 and December 31, 1996, respectively, which represented .86% and .75% of the Company's total loans, respectively. This increase was due to one loan secured by commercial real estate which has a history of delinquency during the borrower's off-season business cycle. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $80,000 and $56,000 at June 30, 1997 and December 31, 1996, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.4 million or .40% at June 30, 1997 and $1.1 million or .31% at December 31, 1996.

Non-Interest Income

Non-interest income amounted to $141,000 and $291,000 for the three and six month periods ended June 30, 1997, as compared to $157,000 and $309,000 for the same time periods in 1996. The decrease of $18,000 or 5.8% for the six month period ended June 30, 1997 compared to the same period in 1996 was due primarily to a decrease in deposit charges.

Non-interest Expense

Non-interest expense decreased $53,000 for the three month period ended June 30, 1997 compared to the same time period in 1996, primarily as a result of decreases in federal insurance premiums of $97,000 and a decrease in premises and equipment expense of $16,000. These decreases were partially offset by increases in salaries and employee benefits of $22,000 and other expenses of $34,000. Non-interest expense decreased $168,000 for the six month period ended June 30, 1997 compared to the same period in 1996 primarily as a result of decreases in federal insurance premiums of $193,000, premises and equipment expense of $31,000 and data processing expense of $15,000 offset by an increase in salaries and employee benefits of $63,000. Decreases in federal insurance premiums were due to a lower assessment rate to approximately 6.5 cents per $100 of deposits in 1997 compared to 23 cents per $100 of deposits in 1996 as a result of the SAIF being recapitalized in the third quarter of 1996. Decreases in premises and equipment were primarily the result of expenses related to the renovation of a branch office and expenses caused by severe weather conditions in the first quarter of 1996. Decreases in data processing expenses were due to decreases in ATM processing charges. Increases in salaries and employee benefits were the result of normal salary adjustments.

Provision for Income Taxes

Provision for income taxes was $463,000 and $979,000 for the three and six months ended June 30, 1997, respectively, and $460,000 and $917,000 for the three and six month periods ended June 30, 1996, respectively. The Company's effective tax rate amounted to 36.1% and 36.0% during the three months ended June 30, 1997 and 1996, respectively, and 37.4% and 36.1% during the six months ended June 30, 1997 and 1996, respectively. Income tax expense increased primarily due to an increase in pre-tax income.

Liquidity

Office of Thrift Supervision ("OTS") regulations require the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month of June 1997, the Bank's average liquidity position was $37.0 million or 13.1% compared to $45.4 million or 15.8% for the month of December 1996.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 1997, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum tangible, core and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At June 30, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 9.87%, 9.87% and 24.43%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    10.6 Employment agreement between the Company and Alan E. Groover, dated June 10, 1997

    10.7 Employment agreement between the Bank and Alan E. Groover, dated June 10, 1997

(b) Reports on Form 8-K.

    The Company filed a current report on Form 8-K dated June 10, 1997 to report, under item 5, its plans to open three full service branch offices in Kroger supermarkets.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        FED ONE BANCORP, INC.


Date:  August 11,  1997             By: /s/Alan E. Groover
     -----------------------------     -----------------------------------------
                                        Alan E. Groover
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




Date:  August 11, 1997              By: /s/Lisa K. DiCarlo
     -----------------------------     -----------------------------------------
                                        Lisa K. DiCarlo
                                        Senior Vice President
                                        and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)