Form 10-Q
period 1997-09-30
FED ONE BANCORP INC
filed 1997-11-12
CIK 929549

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

{Mark One}
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period _____ from to _____

                     Commission File Number: 0-25348

                             FED ONE BANCORP, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                              55-0736264)

    (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)            Identification Number


                  21 Twelfth Street, Wheeling, WV 26003-3295
                   (Address of principal executive offices)

    Registrant's telephone number, including area code: (304) 234-1100

Former name, former address, and former fiscal year, if changed since last report

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,373,556 shares as of October 27, 1997.

                             FED ONE BANCORP, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition at September 30, 1997 (unaudited) and December 31, 1996.....           1
Consolidated Statements of Income for the Three and Nine Months ended September 30, 1997 and 1996
  (unaudited)..............................................................................................           2
Consolidated Statement of Changes in Shareholders' Equity for the Nine Months ended September 30, 1997
  (unaudited)..............................................................................................           3
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1997 and 1996 (unaudited)....           4
Notes to Unaudited Consolidated Financial Statements.......................................................           5
Financial Highlights.......................................................................................           9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          10
PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................................................          17
Item 6. Exhibits and Reports on Form 8-K...................................................................          17

                            FED ONE BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1997             1996
                                                                     ---------------  ---------------
                                                                 (DOLLARS IN THOUSANDS EXCEPT FOR SHARES)

ASSETS
Cash on hand and noninterest-earning
  deposits in other institutions...................................    $     1,384      $     1,043
Short-term investments:
  Interest-earning deposits in other institutions..................          4,632            8,896
  Certificates of deposit..........................................            893              595
Investment securities held to maturity
  (market value of $33,810 and $39,045)............................         33,647           39,195
Investment securities available for sale
  (cost of $15,164 and $17,824)....................................         15,334           17,888
Mortgage-backed securities held to maturity
  (market value of $127,084 and $131,224)..........................        125,284          130,173
Loans receivable, net of allowance for loan
  losses of $1,466 and $1,434......................................        165,049          133,401
Real estate owned..................................................             60               56
Premises and equipment, net........................................          6,464            5,543
Accrued interest receivable:
  Investment securities............................................            711              962
  Mortgage-backed securities.......................................            884              882
  Loans receivable.................................................          1,282            1,026
Prepaid expenses and other assets..................................          2,097            2,237
                                                                     ---------------  ---------------
TOTAL ASSETS.......................................................    $   357,721      $   341,897
                                                                     ---------------  ---------------
                                                                     ---------------  ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES:
Deposits...........................................................    $   253,445      $   249,685
Borrowed funds.....................................................         62,491           50,319
Advances by borrowers for taxes and insurance......................            392              633
Accrued interest payable...........................................            477              314
Accrued expenses and other liabilities.............................            936              972
                                                                     ---------------  ---------------
TOTAL LIABILITIES..................................................        317,741          301,923
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock: 5,000,000 shares authorized--
      none issued                                                          --               --
  Common stock, $.10 par value: 15,000,000 shares
    authorized--2,818,762 issued at September 30, 1997
    and December 31, 1996..........................................            282              282
  Additional paid-in capital.......................................         19,474           19,384
  Unearned employee stock ownership plan (ESOP) shares.............           (818)            (903)
  Retained earnings -substantially restricted......................         28,493           27,226
  Treasury stock at cost: 445,581 and 360,063 shares
    at September 30, 1997 and December 31, 1996, respectively......         (7,078)          (5,440)
  Unearned common stock held by the recognition
    and retention plan (RRP).......................................           (475)            (613)
  Net unrealized gain on investment securities
    available for sale.............................................            102               38
                                                                     ---------------  ---------------
TOTAL SHAREHOLDERS' EQUITY.........................................         39,980           39,974
                                                                     ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................    $   357,721      $   341,897
                                                                     ---------------  ---------------
                                                                     ---------------  ---------------

    See accompanying notes to unaudited consolidated financial statements.

                                FED ONE BANCORP AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF INCOME

                                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------

                                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
 Loans receivable..........................................................  $   3,563  $   2,964  $   9,983  $   8,699
 Mortgage-backed securities................................................      2,041      2,103      6,234      6,139
 Investment securities.....................................................        842      1,028      2,599      3,211
 Short-term investments....................................................         78         75        282        345
                                                                             ---------  ---------  ---------  ---------
  TOTAL INTEREST INCOME....................................................      6,524      6,170     19,098     18,394

INTEREST EXPENSE:
 Deposits..................................................................      2,748      2,518      7,959      7,496
 Borrowed funds............................................................        881        723      2,352      2,037
                                                                             ---------  ---------  ---------  ---------
  TOTAL INTEREST EXPENSE...................................................      3,629      3,241     10,311      9,533

NET INTEREST INCOME........................................................      2,895      2,929      8,787      8,861
Provision for loan losses..................................................         40         20        120         70
                                                                             ---------  ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES...........................................................      2,855      2,909      8,667      8,791

NON-INTEREST INCOME:
 Fees and service charges..................................................        134        145        401        435
 Net gain on sale of investment securities -available for sale.............         29     --             29          3
 Other.....................................................................         10          4         34         20
                                                                             ---------  ---------  ---------  ---------
 TOTAL NON-INTEREST INCOME.................................................        173        149        464        458

NON-INTEREST EXPENSE:
 Salaries and employee benefits............................................        964        894      2,891      2,758
 Premises and equipment expense............................................        357        323      1,024      1,021
 Data processing...........................................................         52         48        147        158
 Federal insurance premiums................................................         39        141        119        414
 FDIC-SAIF assessment......................................................         --      1,519         --      1,519
 Amortization expense......................................................         60         70        201        211
 REO expense...............................................................          4          3         14          9
 Other.....................................................................        321        305        886        866
                                                                             ---------  ---------  ---------  ---------
  TOTAL NON-INTEREST EXPENSE...............................................      1,797      3,303      5,282      6,956

INCOME (LOSS) BEFORE INCOME TAXES..........................................      1,231       (245)     3,849      2,293
Provision (benefit) for income taxes.......................................        428       (106)     1,407        811
                                                                             ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................  $     803  $    (139) $   2,442  $   1,482
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
PRIMARY EARNINGS (LOSS) PER SHARE..........................................  $    0.33  $   (0.06) $    1.01  $    0.58
FULLY DILUTED EARNINGS (LOSS) PER SHARE....................................  $    0.33  $   (0.06) $    1.00  $    0.58
DIVIDENDS DECLARED PER SHARE...............................................  $   0.155  $   0.145  $   0.445  $   0.415
AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's omitted):
 Primary...................................................................      2,404      2,514      2,423      2,569
 Fully diluted.............................................................      2,421      2,523      2,451      2,574


See accompanying notes to unaudited consolidated financial statements.

                         FED ONE BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        Nine Months ended September 30, 1997

                                                                                                  UNREALIZED
                                                                                     UNEARNED       GAIN ON
                                                                                      COMMON       INVESTMENT
                                      ADDITIONAL   UNEARNED                           STOCK       SECURITIES
                              COMMON   PAID-IN       ESOP    RETAINED     TREASURY     HELD        AVAILABLE
                               STOCK   CAPITAL      SHARES   EARNINGS       STOCK    BY THE RRP     FOR SALE    TOTAL
                              ------- ----------   --------  ---------    --------   ----------   ----------    -----
                                                            (IN THOUSANDS)

BALANCE AT
  December 31,  1996........  $ 282    $  19,384    $  (903)  $  27,226  $  (5,440)    $   (613)   $      38    $  39,974
Net income..................     --           --         --       2,442         --           --           --        2,442
Amortization of
 Recognition and
 Retention Plan.............     --           --         --          --         --          138           --          138
Common stock issued
 upon exercise of stock
 options--15,582 shares.....     --            8         --        (149)        230          --           --           89
Cash dividend declared......     --            9         --      (1,026)         --          --                    (1,017)
Principal repayment of
 ESOP debt..................     --           73         85          --          --          --           --          158
Purchse of Treasury
 Stock--101,100 shares......     --           --         --          --      (1,868)         --           --       (1,868)
Change in net unrealized gain
 on investment securities
 available for sale.........     --           --         --          --          --          --           64           64

                               ----    ---------    -------   ---------  ----------    --------    ---------     ---------
BALANCE AT
 September 30, 1997....       $ 282    $  19,474    $  (818)  $  28,493  $   (7,078)   $   (475)   $     102     $  39,980
                               ----    ---------    -------   ---------  ----------    --------    ---------     ---------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               FED ONE BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               -------------------------
                                                                                                 1997         1996
                                                                                               --------      -------
                                                                                                     (IN THOUSANDS)

OPERATING ACTIVITIES:
  Net Income...................................................................................  $   2,442  $   1,482
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses..................................................................        120         70
    Depreciation and amortization..............................................................        718        685
    Non-cash compensation expense related to ESOP benefit......................................        158        117
    Net gain on sale of:
      Investment securities available for sale.................................................        (29)        (3)
      Real estate owned........................................................................         --         (2)
    (Increase) decrease in accrued interest receivable.........................................         (7)       107
    Increase in accrued expenses...............................................................         85        858
    Other, net.................................................................................        (49)       (73)
                                                                                                 ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................................      3,438      3,241

INVESTING ACTIVITIES:
  Purchases of:
    Certificates of deposit....................................................................       (794)      (595)
    Investment securities held to maturity.....................................................       (691)   (19,971)
    Investment securities available for sale...................................................     (2,496)    (7,127)
    Mortgage-backed securities held to maturity................................................    (11,398)   (26,017)
    Loans......................................................................................    (41,242)   (13,484)
    Premises and equipment, net................................................................     (1,308)      (526)
  Proceeds from sales of:
    Investment securities available for sale...................................................         79      5,000
    Loans......................................................................................        180        152
    Real estate owned..........................................................................         --         12
  Principal repayments and maturities of:
    Certificates of deposit....................................................................        496      3,994
    Investment securities held to maturity.....................................................      6,242      8,057
    Investment securities available for sale...................................................      5,109     18,323
    Mortgage-backed securities held to maturity................................................     16,289     16,378
    Net principal repayments on loans..........................................................      9,267      2,818
                                                                                                 ----------  ---------
NET CASH USED BY INVESTING ACTIVITIES..........................................................    (20,267)   (12,986)

FINANCING ACTIVITIES:
  Increase in deposits, net....................................................................      3,760      2,922
  Increase in borrowings, net..................................................................     12,172      5,676
  Decrease in advances by borrowers for taxes and insurance....................................       (241)      (415)
  Proceeds from issuance of common stock.......................................................         89         46
  Purchase of treasury stock...................................................................     (1,868)    (2,938)
  Cash dividends paid..........................................................................     (1,006)    (1,008)
                                                                                                 ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................................................     12,906      4,283
                                                                                                 ----------  ---------
Decrease in cash and cash equivalents..........................................................     (3,923)    (5,462)

Cash and cash equivalents at beginning of period...............................................      9,939     11,698
                                                                                                 ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................................  $   6,016  $   6,236
                                                                                                 ----------  ---------
                                                                                                 ----------  ---------

    See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4. EARNINGS PER SHARE

    Primary earnings for the three and nine months ended September 30, 1997 were $.33 per share and $1.01 per share, respectively, compared to a loss of $.06 per share and income of $.58 per share for the three and nine months ended September 30, 1996, respectively. Fully diluted earnings for the three and nine months ended September 30, 1997 were $.33 per share and $1.00 per share, respectively, compared to a loss of $.06 per share and income of $.58 per share for the three and nine months ended September 30, 1996, respectively. Earnings per share were computed by dividing net income for the three and nine months ended September 30, 1997 and 1996 by the weighted average number of common shares and common stock equivalents outstanding. Shares outstanding for the three and nine months ended September 30, 1997 and 1996 do not include ESOP shares that have not been committed to be released in accordance with SOP 93-6 "Employers' Accounting for Employee Stock Ownership Plans." Reported primary per share amounts are based on 2,403,784 and 2,423,460 common shares and common stock equivalents for the three and nine months ended September 30, 1997, and 2,514,388 and 2,568,682 common shares and common stock equivalents for the three and nine months ended September 30, 1996, respectively. Reported fully diluted per share amounts are based on 2,420,638 and 2,451,151 common shares and common stock equivalents for the three and nine months ended September 30, 1997 and 2,522,724 and 2,574,365 common shares and common stock equivalents for the three and nine months ended September 30, 1996, respectively. Shares granted but not yet issued under the Company's stock option plan are considered common stock equivalents for earnings per share calculations.

5. DIVIDENDS ON COMMON STOCK

    On September 17, 1997, the Company declared a quarterly cash dividend of $.155 per share payable on October 21, 1997 to shareholders of record on September 30, 1997.

6. INCOME TAXES

    Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

    Total income tax expense through the nine months ended September 30, 1997 consists of (in thousands):

                                        CURRENT     DEFERRED      TOTAL
                                      -----------  -----------  ---------

     Federal.......................    $   1,319    $     (21)  $   1,298
     State.........................          115           (6)        109
                                      -----------         ---   ---------
                                       $   1,434    $     (27)  $   1,407
                                      -----------         ---   ---------
                                      -----------         ---   ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 are presented below (in thousands):


Deferred tax assets:
  Allowance for loan losses.......................................  $ 261
  Deposit-based intangibles.......................................     52
  Other...........................................................     69
                                                                    -----
Total gross deferred tax assets...................................  $ 382
                                                                    -----
Deferred tax liabilities:
  Premises, plant and equipment...................................   (143)
  Net unrealized gain on securities available for sale............    (66)
  Deferred loan fees..............................................   (244)
                                                                    ------
Total gross deferred tax liabilities..............................   (453)
                                                                    ------
Net deferred tax liability........................................  $ (71)
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

7. CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. The outcome of these claims and actions are not presently determinable. In the opinion of the Company's management after consulting with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the accompanying consolidated financial statements.

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

    Compensation expense related to the ESOP amounted to $60,000 and $158,000 for the three and nine months ended September 30, 1997, respectively, compared to $39,000 and $122,000 for the three and nine months ended September 30, 1996, respectively. The fair value of unearned ESOP shares at September 30, 1997 totaled $2.3 million. At September 30, 1997, there were 8,464 ESOP shares committed to be released and 81,832 suspense shares. ESOP shares totaling 22,572 were allocated as of September 30, 1997.

9. RECENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The FASB released Statement of Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") which deferred the effective date of SFAS 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar roll, securities lending and similar transactions. The adoption of SFAS 125 has not had a material effect on the Company's financial position or results of operations. The Company has not yet determined the effect, if any, that the adoption of SFAS 127 will have on its financial position or results of operations.

    The FASB released Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in February 1997. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 establishes standards for computing and presenting earnings per share. SFAS 128 supersedes APB Opinion No. 15 and replaces primary and fully diluted earnings per share with basic and diluted earnings per share for all companies with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation. Under SFAS 128, basic earnings per share would have been $.36 and $1.08 for the three and nine months ended September 30, 1997, respectively, compared to a loss of $.06 and earnings of $.61 for the three and nine months ended September 30, 1996, respectively. Under SFAS 128 diluted earnings per share would have been $.34 and $1.02 for the three and nine months ended September 30, 1997, respectively, compared to loss of $.06 and earnings of $.59 for the three and nine months ended September 30, 1996, respectively. This information was calculated after reviewing the components of SFAS 128. Further evaluation or subsequent opinions on the disclosure of SFAS 128 could change the earnings per share numbers presented above as calculated under SFAS 128.

    The FASB released Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity of business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed as a separate statement or as a component of the Company's statement of income.

                                          ONE BANCORP, INC. AND SUBSIDIARY
                                                FINANCIAL HIGHLIGHTS

                                                                             AT OR FOR THE        AT OR FOR THE
                                                                           NINE MONTHS ENDED        YEAR ENDED
                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 1997                  1996
                                                                        -----------------------  ----------------
                                                                                    (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION DATA:
Average interest-earning assets.......................................        $   339,138           $  327,778
Average interest-bearing liabilities..................................            300,508              287,604
Net average earning assets............................................             38,630               40,174
Non-performing assets.................................................              1,594                1,068
Non-performing loans..................................................              1,534                1,011
Allowance for loan losses.............................................              1,466                1,434
Average interest-earning assets to average interest-bearing
  liabilities.........................................................             112.86%              113.97%
Allowance for loan losses to non-performing loans.....................              95.57%              141.84%
Allowance for loan losses to total loans..............................               0.88%                1.07%
Non-performing loans to total loans...................................               0.92%                0.75%
Non-performing assets to total assets.................................               0.45%                0.31%
Cumulative one-year GAP...............................................               0.72%               11.68%
Shareholders(1) equity to assets......................................              11.18%               11.69%
Efficiency ratio......................................................              54.92%               67.76%
Coverage ratio........................................................             166.36%              135.72%
Number of banking facilities..........................................                 11                    9

                                                                                        FOR THE                  FOR THE
                                                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                                  --------------------    --------------------
                                                                                    1997       1996            1997       1996
                                                                                  ---------  ---------      ---------  ---------
SELECTED OPERATING ACTIVITIES (1):
Return on average
assets..........................................................................    0.90%     -0.16%(2)        0.93%      0.58%(2)
Return on average equity........................................................    8.14%     -1.36%(2)        8.24%      4.79%(2)
Net interest margin.............................................................    3.35%      3.55%           3.45%      3.61%

                                                                        AT OR FOR THE            AT OR FOR THE
                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1997       SEPTEMBER 30, 1997
                                                                  -------------------------  ---------------------
PER SHARE DATA:
Primary earnings per share (3)..................................         $      0.33              $      1.01
Fully diluted earnings per share (3)............................                0.33                     1.00
Book value per share (4)........................................               17.45                    17.45
Tangible book value per share (4)...............................               16.63                    16.63
Market price per share:
High for the quarter/year.......................................               27.25                    27.25
Low for the quarter/year........................................               20.00                    15.75
Close 9/30/97...................................................               25.50                    25.50
Cash dividend declared per share................................               0.155                    0.445
Average number of shares outstanding (3):
Primary.........................................................           2,403,784                2,423,460
Fully diluted...................................................           2,420,638                2,451,151

------------------------
(1) Amounts are annualized.
(2) Reflects FDIC-SAIF assessment.
(3) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.
(4) Amounts calculated exclude ESOP shares not committed to be released.

                                    ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    When used in this Form 10-Q, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

    The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

    Total assets increased $15.8 million or 4.6% to $357.7 million at September 30, 1997 compared to $341.9 million at December 31, 1996. Short-term investments and investment securities held to maturity were $5.5 million and $33.6 million, respectively, at September 30, 1997 compared to $9.5 million and $39.2 million, respectively at December 31, 1996. The $4.0 million decrease in short-term investments was the result of the use of available cash to purchase loans and the $5.5 million decrease in investment securities was the result of calls and maturities for which the funds were used to purchase loans. At September 30, 1997, the Company had $15.3 million of investment securities classified as available for sale compared to $17.9 million at December 31, 1996. The after-tax net unrealized gain on these securities amounted to $102,000 at September 30, 1997, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was primarily the result of maturities for which the proceeds were used to purchase loans. Mortgage-backed securities decreased $4.9 million to $125.3 million at September 30, 1997 compared to $130.2 million at December 31, 1996 as the result of maturities and repayments which were used to purchase loans. Loans receivable increased $31.6 million or 23.7% to $165.0 million at September 30, 1997 compared to $133.4 million at December 31, 1996, as originations and purchases exceeded principal repayments. Management invested available funds and borrowed from the FHLB in an effort to increase loans outstanding. The Company purchased approximately $41.2 million of loans during the first nine months of 1997 of which $36.6 million were adjustable rate residential mortgage loans. The majority of the remaining purchases were the guaranteed portion of Small Business Administration ("SBA") and Farmers Home Administration ("FMHA") loans.

    The Company derives a portion of its income from interest earned on originations of insured FHA Title I home improvement loans under the Title I program of the United States Department of Housing and Urban Development ("HUD"). These loans are originated through a network of approximately 70 home improvement contractors operating in Maryland, Virginia, West Virginia, Ohio and Pennsylvania. The Company has originated Title I loans for more than 30 years. A portion of the principal on these loans is insured by HUD. Under the FHA Title I programs the amount of the insurance claim is limited to 90% of the calculated principal loss sustained by the Company subject to insurance reserves available to the lender as determined by the FHA. The Company pays an annual insurance fee each year that the loan is on its books based on the original loan amount. In an address made on September 18, 1997 to the Title One Home Improvement Loan Association ("TOHILA") at their 1997 Washington Forum, Nicolas Retsinas, HUD Assistant Secretary for Housing-Federal Housing Commissioner questioned the viability of the dealer program. Although he declined to predict what action, if any, HUD might take regarding the Title I program, he stated that HUD was still reviewing the 170 comments received on its proposed rule to terminate the dealer loan component of Title I. The Company has formally responded in opposition to the proposed rule. If in fact the dealer program is eliminated, it will have an adverse effect on the Company. The Company has currently $37.9 million in Title I loans outstanding at a weighted average rate of 11.1%. The Company currently originates approximately $1.1 million of this type of loan product on a monthly basis.

    In a separate matter, the massive reorganization of HUD has caused delays in claims being processed and as a result has impeded the receipt of those monies by the Company. Although the Company expects full recovery of the claims as filed, the claims process has slowed.

    Total liabilities increased by $15.8 million or 5.2% to $317.7 million at September 30, 1997 compared to $301.9 million at December 31, 1996. Deposits increased $3.8 million or 1.5% to $253.4 million at September 30, 1997 compared to $249.7 million at December 31, 1996. Deposits increased primarily due to the Company being competitively priced in certificates of deposit during the first nine months of 1997. Borrowed funds increased $12.2 million to $62.5 million at September 30, 1997 compared to $50.3 million at December 31, 1996. Advances from the FHLB were used to fund the purchased loans.

    During the third quarter of 1997, the Company established two new 7 Day Bank Centers located in newly-constructed Kroger supermarkets in Bellaire and St. Clairsville, Ohio. These full service branches are approximately 350 square feet and are located at the front entrances of each store. Each one is staffed with six associates, one ATM, an office, a new accounts desk and teller areas. The Company plans to open a third 7 Day Bank Center in Wheeling, WV in the first quarter of 1998. Management expects an increase in operating expenses, in particular, in the last quarter of 1997 related to this start-up operation. The expenses will reduce net income and earnings per share during the fourth quarter of 1997. These start-up costs will help to expand the Bank's franchise by added convenience to existing customers and assisting in obtaining new customers. Management expects the impact to income to continue until such time that the branches increase deposit and loan growth.

    Total shareholders' equity was $40.0 million at September 30, 1997 compared to $40.0 million at December 31, 1996. There was a slight increase which was primarily the result of net income of $2.4 million and an increase of $64,000 in the unrealized gain on investment securities available for sale. These increases were partially offset by the Company repurchasing $1.9 million of its common stock during the first nine months of this year. In July 1996 the Company announced a 5% stock repurchase program representing 127,567 shares to be repurchased, of which there were 19,100 shares purchased at an average price of $17.87 during the first quarter of 1997. There were 13,591 shares not bought back under this program. In April 1997 the Company announced another 5% program representing 122,155 shares to be repurchased, of which 76,000 shares were purchased at an average price of $18.51 per share during the second quarter of 1997 and 6,000 shares were purchased at an average price of $20.13 per share during the third quarter of 1997. All of these repurchased shares are held as treasury shares. An additional reduction in equity was caused by the Company declaring quarterly cash dividends of approximately $338,000, $328,000 and $351,000 for the quarters ended March
31, 1997, June 30, 1997 and September 30, 1997, respectively.

RESULTS OF OPERATIONS

NET INCOME

    Net income was $803,000 or $.33 per share for the three months ended September 30, 1997 compared to a loss of $139,000 or $.06 per share for the three months ended September 30, 1996. The net loss for the three months ended September 30, 1996 was the result of a $1.5 million pre-tax charge for the amount of the Federal Deposit Insurance Corporation ("FDIC") special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). On an after-tax basis this one-time assessment of $956,000 resulted in a decrease in earnings per share of $.38 for the quarter ended September 30, 1996. Without the assessment, net income for the three months ended September 30, 1996 would have been $818,000 or $.32 per share. For the three months ended September 30, 1997 compared to the same period in 1996, non-interest income increased $24,000, non-interest expense decreased $1.5 million, net interest income decreased $34,000 and provision for loan losses increased $20,000. Net income was $2.4 million or $1.01 per share for the nine months ended September 30, 1997 compared to $1.5 million or $.58 per share for the same period in 1996. Without the impact of the SAIF assessment, income was up slightly due to a decrease in total non-interest expense of $155,000 and an increase of $6,000 in non-interest income, offset by a $74,000 decrease in net interest income, an increase of $50,000 in the provision for loan losses and an increase of $34,000 in the provision for income taxes.

INTEREST INCOME

    Interest income amounted to $6.5 million for the three month period ended September 30, 1997, compared to $6.2 million during the same period in 1996. The $354,000 increase was due to an increase in average interest-earning assets of $15.7 million and an increase of 7 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in loans receivable and was partially offset by reductions in short-term investments, investment securities held to maturity and available for sale and mortgage-backed securities held to maturity. The increase in the weighted average yield occurred in short-term investments and investment securities, which was partially offset by decreases in the yields on loans and mortgage-backed securities. Interest income amounted to $19.1 million for the nine months ended September 30, 1997 compared to $18.4 million for the same time period in 1996. The $704,000 increase was due to an increase in average interest-earning assets of $11.7 million and an increase of 2 basis points in the weighted average yield on interest-earning assets. The increase in the balances of average interest-earning assets was the result of a $23.5 million increase in the average balance of loans receivable and a $4.6 million increase in the average balance of mortgage-backed securities. The majority of the increase in the average balance of loans receivable was due to the purchase of adjustable rate residential mortgage loans partially offset by principal repayments. The increase in the average balance of mortgage-backed securities was due to the purchase of both fixed and adjustable rate securities partially offset by principal repayments. These increases were partially offset by a $1.6 million decrease in short-term investments for which funds were used to repurchase the company's stock and a $14.7 million aggregate decrease in average investment securities held to maturity and available for sale. These decreases occurred due to available funds being used to purchase loans and to repurchase the Company's stock. The increase in the weighted average yield occurred in investment securities held to maturity and available for sale with an offsetting decrease in the weighted average yield on short-term investments, loans and mortgage-backed securities.

INTEREST EXPENSE

    Interest expense amounted to $3.6 million for the three month period ended September 30, 1997, compared to $3.2 million during the same period in 1996. This $388,000 increase in interest expense was due to a $17.5 million increase in the balance of average interest-bearing liabilities and an increase of 25 basis points in the weighted average cost of funds. Average balances of NOW and money market accounts, certificates of deposit and borrowed funds increased, which were partially offset by a decrease in the balance of passbook accounts. The cost of funds increase was a result of increases in the cost of funds in certificates of deposit and borrowed funds offset by a decrease in the cost of funds in passbook accounts. Interest expense amounted to $10.3 million for the nine month period ended September 30, 1997 compared to $9.5 million for the same period in 1996. This $778,000 increase in interest expense was due to a $13.7 million increase in the balance of average interest-bearing liabilities and an increase of 14 basis points in the average cost of funds. Average deposits increased $7.9 million for the nine month period ended September 30, 1997 compared to the same period in 1996 as a result of the Company being competitively priced in certificates of deposit which increases were partially offset by decreases in the average balance of passbook accounts. Average borrowed funds increased $5.7 million for the nine month period ended September 30, 1997 compared to the same period in 1996 due to the Company increasing its FHLB advances to purchase loans. The weighted average cost of funds increase was a result of increases in the cost of funds in certificates of deposit and borrowed funds offset by a decrease in the cost of funds in passbook accounts.

NET INTEREST INCOME

    Net interest income amounted to $2.9 million and $8.8 million for the three and nine months ended September 30, 1997, respectively compared to $2.9 million and $8.9 million during the same time periods in 1996. Net interest income decreased mainly because of the increases in average balances of interest-earning assets were more than offset by increases in average balances of interest-bearing liabilities. Average interest-earning assets increased $15.7 million and $11.7 million during the three and nine months ended September 30, 1997, respectively compared to the year-earlier period. Average interest-bearing liabilities increased $17.5 million and $13.7 million during the same comparative time periods. Average interest-earning assets did not increase at the same levels as average interest-bearing liabilities because the Company repurchased $2.4 million of its common stock since the nine month period ended September 30, 1996, of which $1.9 million was repurchased during the first nine months of this year. A shift from lower yielding assets into higher yielding assets for the nine months ended September 30, 1997 compared to the year-earlier period was more than offset by a corresponding shift from lower yielding deposits into higher yielding deposits and borrowings during the same comparative time period. The net interest margin declined 20 and 16 basis points to 3.35% and 3.45% for the three and nine months ended September 30, 1997, respectively, from 3.55% and 3.61% for the year-earlier periods. The decline in the net interest margin for the nine months ended September 30, 1997 compared to the year-earlier period was mainly due to an increase in the cost of funds during this time period and a decrease in the net average earning assets due to the use of funds to repurchase stock. Also, loans purchased during the period were purchased at yields that were lower than the yields in the existing portfolio.

PROVISION FOR LOAN LOSSES

    The provision for loan losses increased to $120,000 for the nine month period ended September 30, 1997 compared to $70,000 during the same time period in 1996. This reflected not only management's evaluation of the underlying credit risk of the loan portfolio but mainly resulted from the level of allowance for loan losses to total loans receivable, which were increasing in balances outstanding.

    The allowance for loan losses amounted to $1.5 million or .88% and 95.57% of total loans and total non-performing loans, respectively, at September 30, 1997, as compared to $1.4 million or 1.07% and 141.84% , respectively, at December 31, 1996.

    Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $1.5 million and $1.0 million at September 30, 1997 and December 31, 1996, respectively, which represented .92% and .75% of the Company's total loans, respectively. This increase was primarily due to one loan secured by commercial real estate which has a history of delinquency. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $60,000 and $56,000 at September 30, 1997 and December 31, 1996, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.6 million or .45% at September 30, 1997 and $1.1 million or
 .31% at December 31, 1996.

NON-INTEREST INCOME

    Non-interest income amounted to $173,000 and $464,000 for the three and nine month periods ended September 30, 1997, as compared to $149,000 and $458,000 for the same time periods in 1996. The increase of $6,000 or 1.3% for the nine month period ended September 30, 1997 compared to the same period in 1996 was due primarily to a gain on the sale of an investment security available for sale of $29,000 and an increase of $14,000 in other income. These increases were offset by a decrease in deposit charges.

NON-INTEREST EXPENSE

    Non-interest expense decreased $1.5 million for the three month period ended September 30, 1997 compared to the same time period in 1996, as a result of the $1.5 million one-time FDIC special assessment incurred during the three month period ended September 30, 1996 and decreases in the regular federal insurance premiums of $102,000. These decreases were partially offset by increases in salaries and employee benefits of $70,000, premises and equipment expense of $34,000 and other expenses of $16,000. Non-interest expense decreased $1.7 million for the nine month period ended September 30, 1997 compared to the same period in 1996 primarily as a result of the $1.5 million one-time FDIC special assessment, decreases in federal insurance premiums of $295,000 and data processing expenses of $11,000 which were offset by an increase in salaries and employee benefits of $133,000 and other expenses of $20,000. Decreases in federal insurance premiums were due to a lower assessment rate of approximately 6.5 cents per $100 of deposits in 1997 compared to 23 cents per $100 of deposits in 1996 as a result of the SAIF being recapitalized in the third quarter of 1996. Decreases in data processing expenses were due to decreases in ATM processing charges. Increases in salaries and employee benefits were the result of normal salary adjustments plus additional personnel employed in two new 7 Day Bank Centers opened during the third quarter of 1997. There was also an increase in compensation expense related to the ESOP due to increases in the market price of Fed One Bancorp stock during the nine months ended September 30, 1997 compared to the year-earlier period. Increases in other expenses were primarily due to increases in advertising and other expenses relative to the two new 7 Day Bank Centers.

PROVISION FOR INCOME TAXES

    Provision (benefit) for income taxes was $428,000 and $1.4 million for the three and nine months ended September 30, 1997, respectively, and ($106,000) and $811,000 for the three and nine month periods ended September 30, 1996, respectively. The Company's effective tax rate amounted to 36.6% and 35.4% during the nine months ended September 30, 1997 and 1996, respectively. Income tax expense increased primarily due to the benefit received during the nine months ended September 30, 1996 resulting from the one-time FDIC special assessment incurred in the third quarter of 1996. Without this one-time special assessment, income taxes would have been $1.4 million or an effective tax rate of 36.0% for the year ended September 30, 1996. The Company's effective tax rate for the three months ended September 30, 1997 and 1996 was 34.8% and (43.3%), respectively. The three months ended September 30, 1996 contained the affect of the tax benefit of the SAIF assessment without which the effective tax rate would have been 35.8% compared to an effective tax rate of 34.8% for the three months ended September 30, 1997.

LIQUIDITY

    Office of Thrift Supervision ("OTS") regulations require the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings. For the month of September 1997, the Bank's average liquidity position was $32.8 million or 11.9% compared to $45.4 million or 15.8% for the month of December 1996.

    On May 14, 1997, the Office of Thrift Supervision ("OTS") proposed to lower the minimum liquid asset requirement from 5% to 4% of an institution's liquidity base. The proposed change would increase regulatory flexibility and reduce the burden on savings associations, such as the Bank. In addition, the OTS would streamline the calculations used to measure compliance with the liquidity requirements, expand the types of assets that can be considered liquid and reduce the liquidity base by modifying the definition of "net withdrawable account." Under the proposal, simply meeting the minimum liquidity requirement does not automatically mean a thrift institution holds sufficient liquid assets to support safe and sound operations. Therefore the OTS would add a new regulatory requirement that all savings associations maintain a prudent level of liquidity. Management does not expect the proposal to affect the Bank's compliance with respect to maintaining adequate liquidity levels.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of September 30, 1997, the Bank meets all capital adequacy requirements to which it is subject.

    As of September 30, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum tangible, core and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At September 30, 1997, the Bank's tangible, core and risk-based capital ratios amounted to 9.94%, 9.94% and 24.28%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

YEAR 2000 COMPLIANCE

    The Company has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant. Any year 2000 compliance failures could result in additional expenses to the Company which are currently unknown. The Company does not itself internally program any major operating system of the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits
        Exhibit 27 Financial Data Schedule

b)      Reports on Form 8-K

        Not applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        FED ONE BANCORP, INC.


Date: November 6, 1997                  By: /s/Alan E. Groover
-----------------------------------         -------------------------------
                                            Alan E. Groover
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 6, 1997                  By: /s/Lisa K. DiCarlo
-----------------------------------         -------------------------------
                                            Lisa K. DiCarlo
                                            Senior Vice President
                                            and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)