Form 10-K405
period 1997-12-31
FED ONE BANCORP INC
filed 1998-03-31
CIK 929549

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the Fiscal Year Ended December 31, 1997

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

                     Common Stock, par value $.10 per share

                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 17, 1998, the aggregate market value of the 2,142,717 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 242,318 shares held by all directors and executive officers of the Registrant and the Registrant's Recognition and Retention Plan as a group, was $77.1 million. This figure is based on the last sale price of $36.00 per share of the Registrant's Common Stock as of March 17, 1998. Although directors and executive officers and the referenced plan were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

  As of March 17, 1998, there were issued and outstanding 2,385,035 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Parts II and IV).

2. Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 (Part III).

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

The Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1934. The Bank's primary regulator is the Office of Thrift Supervision ("OTS"). At December 31, 1997, the Company had total assets of $366.8 million, total deposits of $258.9 million, and shareholders' equity of $40.6 million. At December 31, 1997, the Company's book value per share and tangible book value per share were $17.67 and $16.93, respectively. The Bank currently exceeds all regulatory capital requirements.

On February 18, 1998, the Company entered into an Agreement and Plan of Merger with United Bankshares, Inc. ("United"), pursuant to which the Company will be merged with and into a wholly-owned subsidiary of United. The agreement provides, among other things, that as a result of the merger, each outstanding share of common stock of the Company (subject to certain exceptions) will be converted into the right to receive 0.75 (subject to adjustment) of a newly-issued share of United common stock. The exchange ratio is subject to adjustment to prevent dilution as a result of stock dividends, stock splits and the like, including without limitation a 100% stock dividend declared by United and paid March 27, 1998 to shareholders of record of United as of March 13, 1998, which resulted in an adjustment in the exchange ratio to 1.50. The exchange ratio also is subject to potential adjustment at the election of United in the event that the Company elects to terminate the agreement because the average price of the United common stock during a specified period falls below $38.94 and this decline in value is 20% greater than the percentage decline in the weighted average price of the common stocks of a group of similar financial institutions. The proposed merger is expected to close early in the fourth quarter of 1998. The merger is subject to the approval of the Company's shareholders and the approval by United's shareholders of an amendment to United's articles of incorporation which increases United's authorized common stock, as well as the receipt of all required regulatory approvals.

The Company's profitability is highly dependent on its net interest income which is the difference between income earned on interest-earning assets less interest paid on interest-bearing liabilities. The Company is subject to interest rate risk and attempts to minimize that risk by matching asset and liability maturities and rates.

The Bank is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer based real estate loans, investment securities and mortgage-backed securities ("MBS") and other investments. The Company originates and purchases 15-year and 30-year fixed rate and adjustable rate mortgage ("ARM") loans secured by single family residential real estate. Substantially all mortgage loans are originated primarily for retention in the Company's portfolio. Although the Company has commercial real estate loans in its portfolio, the Company's origination of these loans has decreased in recent years. The Company also originates commercial business loans consisting primarily of loans to finance the purchase or lease of equipment, and warehouses lines of credit to mortgage banking firms, and purchases the guaranteed portion of loans guaranteed by the Small Business Administration ("SBA") or Farmers Home Administration ("FmHA"). At December 31, 1997, residential mortgage loans totaled $76.8 million or 21.0% of total assets, commercial real estate loans totaled $9.7 million or 2.6% of total assets and commercial loans and leases totaled $20.5 million or 5.6% of total assets. The Company actively originates and purchases home improvement loans and home equity loans secured by the borrower's principal residence as well as other types of consumer loans. At December 31, 1997, consumer loans totaled $60.1 million or 16.4% of total assets. In an attempt to maintain asset quality, the Company utilizes comprehensive loan underwriting standards and collection efforts, as well as originates and purchases mainly secured or guaranteed assets. In addition, the Company invests in MBS primarily issued or guaranteed by the United States Government or agencies thereof as well as other investments permitted by applicable laws and regulations. At December 31, 1997, MBS totaled $137.4 million or 37.5% of total assets.

The Company's principal executive office is located at 21 Twelfth Street, Wheeling, West Virginia 26003, and its telephone number is (304) 234-1100.

Market Area

The Company conducts operations through its main office in Wheeling, West Virginia, which is located in the northern panhandle of West Virginia, and through its twelve banking offices in West Virginia and Ohio, including three 7 Day Bank Centers located in Kroger supermarkets. The population of greater Wheeling is approximately 43,000, and the population of the Company's primary market area, which includes Ohio County and five surrounding counties as well as adjacent areas of Eastern Ohio and Western Pennsylvania, is approximately 600,000. Wheeling is the largest city located in the northern panhandle of West Virginia between Ohio and Pennsylvania. This tri-state area has long been associated with the manufacture of steel and steel-related products and coal mining, two industries within the Company's primary market area that have experienced significant declines in total number of persons employed over the past several decades. Other industries in the Company's primary market area include general manufacturing, and manufacturing and production of chemicals and aluminum. The contraction of the coal and steel industries has had a ripple effect on the regional economy, and were among the most important factors leading to the decline in population and households over the last decade. Major employers in the Company's primary market area include Weirton Steel Corporation, Weirton Medical Center, West Virginia University, Consolidation Coal Company, Wheeling-Pittsburgh Steel, Wheeling Hospital, Bayer Corporation, Ormet, Teletech, Ohio Valley Medical Center, Monongalia County Board of Education, Monongalia County General Hospital and City Hospital of Bellaire. The Company's business and operating results are affected significantly by the general economic conditions prevalent in its primary market area including population levels, which are expected to decline in coming years.

Lending Activities

General. Historically, the principal lending activity of the Company has been the origination and purchase of mortgage loans secured by single-family residential properties. Recently, the Company has been purchasing secondary market loans from two seller servicers. These loans are adjustable rate mortgages that have an initial fixed rate period (3-5-7-10 years) and then adjust to a one year adjustable rate mortgage. During 1997, the Company purchased $35.4 million of these loans. At December 31, 1997, the Company had $76.8 million or 46.0% of its total loan portfolio invested in single-family residential mortgage loans and an additional $54.9 million or 32.9% of its loan portfolio invested in home improvement and home equity loans. The Company also originates loans secured by commercial real estate and multifamily residential properties, although it has emphasized originations of such loans less in recent years because of the higher credit risk of these loans. In recent years, the Company has increased its home improvement and home equity lending activities to broaden services offered to customers, to improve the Company's interest rate spread, and to reduce the Company's interest rate risk exposure. In addition, the Company has sought to enhance overall portfolio yields and shorten the repricing and maturity of its loan portfolio by originating select types of commercial business loans. At December 31, 1997, approximately $80.0 million or 47.9% of the Company's total loan portfolio consisted of loans with variable interest rates. The estimated weighted average lifetime cap of various adjustable rate loans totaling $76.0 million is 14.1%.

Loan Composition. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated (dollars in thousands).

                                                                       At December 31,
                               ---------------------------------------------------------------------------------------------
                                      1997                    1996                    1995                   1994
                               ---------------------    --------------------   ---------------------   --------------------
                                          Percentage              Percentage              Percentage             Percentage
                               Amount     of loans      Amount    of           Amount     of           Amount    of
                                                                  loans                   loans                  loans
Real estate loans:

   Single-family residential   $76,849       46.0%      $46,703     34.7%      $42,933     35.6%      $45.238      39.8%
   Commercial and
    multifamily residential      9,697        5.8        10,428       7.8       12,709      10.6       14,967       13.2
                                -------     ------       -------    ------     -------     ------     -------      ------
     Total real estate loans    86,546       51.8        57,131      42.5       55,642      46.2       60,205       53.0
Commercial loans and leases(1)  20,483       12.2        18,894      14.0       12,186      10.1        8,423        7.4

Consumer loans:
   Home Improvement              39,248       23.5        38,465     28.6       35,065      29.1       30,423       26.8
   Home equity                   15,669        9.4        15,011     11.2       13,252      11.0       11,521       10.2
   Student                          151         .1           182       .1          197        .2          210         .2
   Other(2)                       5,021        3.0         4,860      3.6        4,118       3.4        2,715        2.4
                                -------     ------       -------    ------     -------     ------     -------      ------
     Total consumer loans        60,089       36.0        58,518     43.5       52,632      43.7       44,869       39.6
                                -------     ------       -------    ------     -------     ------     -------      ------
     Total loans receivable     167,118     100.0%       134,543    100.0%     120,460     100.0%     113,497      100.0%
                                -------     ------       -------    ------     -------     ------     -------      ------
                                            ------                  ------                 ------                  ------
Add (deduct):

Undisbursed loan proceeds         (200)                     (408)                   --                     --

Unearned discount and net          700
  deferred loan fees                                          700                   490                    335
  /costs


Allowance for loan losses       (1,481)                   (1,434)               (1,457)               (1,412)
                               --------                  --------              --------              --------
Total loans receivable, net    $166,137                  $133,401              $119,493              $112,420
                               --------                  --------              --------              --------
                               --------                  --------              --------              --------

                                -----------------------
                                        1993
                                -----------------------
                                             Percentage
                                  Amount     of
                                             loans
Real estate loans:

   Single-family residential     $43,955        40.3%
   Commercial and
    multifamily residential       19,953         18.3
                                 -------       -------
     Total real estate loans      63,908         58.6
Commercial loans and leases(1)     7,848          7.2

Consumer loans:
   Home Improvement               23,882         21.9
   Home equity                    10,514          9.6
   Student                           369           .3
    Other(2)                        2,592         2.4
                                 -------       -------
    Total consumer loans         37,357          34.2
                                 -------       -------
     Total loans receivable      109,113       100.0%
                                 -------       -------
                                 -------       -------

Add (deduct):

Undisbursed loan proceeds          (150)

Unearned discount and net
 deferred loan fees                 263
 /costs


Allowance for loan losses        (1,432)
                                --------
Total loans receivable, net     $107,794
                                --------
                                --------


---------------
(1) Includes $19.6 million, $16.6 million, $10.4 million, $5.4 million and $3.2 million in loans which are guaranteed by the SBA and FmHA at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Other includes mobile home, deposit, automobile and unsecured loans.

Loan Maturity and Interest Rates. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                             After        After        After
                                                One          Three         Five         Ten
                                  Within      Through       Through      Through      Through       Beyond
                                   One         Three         Five          Ten         Twenty       Twenty
                                   Year        Years         Years        Years        Years        Years         Total
                                 ---------    --------     --------     ---------    ---------    ---------    ----------
                                                                       (In Thousands)
Real estate loans:

  Single-family residential        $11,736       $3,711      $19,435      $23,958      $16,653        $1,356      $76,849
  Commercial and multifamily
    residential                      5,925          359          630        1,562        1,221            --        9,697
Commercial loans and leases (1)      8,002          287        2,691        2,467        6,332           704       20,483
Consumer loans                      16,694        5,150        8,993       14,832       14,291           129       60,089
                                  ---------    ---------    ---------    ---------     --------     ---------    ---------
      Total                        $42,357       $9,507      $31,749      $42,819      $38,497        $2,189     $167,118
                                  ---------    ---------    ---------    ---------     --------     ---------    ---------
                                  ---------    ---------    ---------    ---------     --------     ---------    ---------

---------------------------------
(1) Includes $19.6 million of SBA or FmHA loans.

The following table sets forth the dollar amount of the Company's loans at December 31, 1997 maturing or repricing after one year from such date which have fixed interest rates and have floating or adjustable interest rates.

                                                                                      Floating or
                                                             Fixed Rates            Adjustable Rates               Total
                                                         --------------------      --------------------     --------------------
                                                                                     (In Thousands)
Real estate loans:

     Single-family residential                                       $26,089                  $39,024                   $65,113
     Commercial and multifamily residential                            3,442                      330                     3,772
Commercial loans and leases                                            8,784                    3,697                    12,481
Consumer loans                                                        43,395                       --                    43,395
                                                         --------------------      -------------------      --------------------
          Total                                                      $81,710                  $43,051                  $124,761
                                                         --------------------      -------------------      --------------------
                                                         --------------------      -------------------      --------------------

Loan Activity. Set forth below is a table showing the Company's originations, purchases, sales and repayments of loans for the periods indicated.

                                                                             Year Ended December 31,
                                                              -------------------------------------------------------
                                                                     1997                1996             1995
                                                              ----------------    ----------------   ----------------
                                                                                  (In Thousands)
Loans receivable at
   beginning of period                                              $133,401             $119,493          $112,420
Originations:
   Real Estate:
      Single-family residential                                        2,083                1,664             3,384
   Commercial loans and leases                                           610                   --                10
   Consumer:
      Home improvement                                                14,003               16,368            15,986
      Home equity (4)                                                  1,001                  364               233
      Other (1)                                                        3,339                3,706             3,276
                                                              ----------------    ----------------   ----------------
          Total originations                                          21,036               22,102            22,889
Purchases (2)                                                         46,429               16,885             8,175
                                                              ----------------    ----------------   ----------------
          Total originations and purchases                            67,465               38,987            31,064
Net disbursements (repayments)
   against available lines of credit (5)                               (692)                2,724             1,717
Repayments                                                          (33,879)             (27,317)          (25,126)
Loan sales                                                             (287)                (294)             (687)
Other (3)                                                                129                (192)               105
                                                              ----------------    ----------------   ----------------
Net loan activity                                                     32,736               13,908             7,073
                                                              ----------------    ----------------   ----------------
Loans receivable at end of period                                   $166,137             $133,401          $119,493
                                                              ----------------    ----------------   ----------------
                                                              ----------------    ----------------   ----------------

--------------------
(1) Includes automobile, unsecured loans and loans on deposit.

(2) Includes $5.3 million, $7.2 million and $6.3 million of the guaranteed portion of SBA or FmHA loans for the years ended December 31, 1997, 1996 and 1995, respectively.

(3) Includes changes in the allowance for loan losses, undisbursed loan proceeds, unearned discounts, net deferred fees and costs and transfers to real estate owned.

(4) Represents only fixed rate home equity loans.

(5) Includes home equity lines of credit disbursed which are net of repayments.

Single-Family Residential Real Estate Loans. The majority of the Company's residential mortgage loans consists of loans secured by owner-occupied, single-family residences. The Company generally has limited its real estate loan originations to properties within its primary market area. The Company currently offers residential mortgage loans for terms ranging from 15 to 30 years. Originations of fixed-rate mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position and loan products offered by the Company's competitors. In low interest rate environments borrowers typically prefer fixed-rate loans to ARM loans; therefore, even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans.

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

The Company's fixed rate loans typically are originated for retention in the Company's loan portfolio, but are generally underwritten to qualify for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") in the secondary mortgage market. Fixed-rate loans currently are offered with maturities up to 30 years. The Company's fixed rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. At December 31, 1997, fixed rate residential mortgage loans totaled $26.9 million or 16.1% of the total loan portfolio.

The Company currently offers one year adjustable-rate ARM loans with varying terms of up to 30 years. Currently, interest payments on ARM loans adjust annually with interest rate adjustment limitations of two percentage points per year and with a six percentage point limit on total interest rate increases over the life of the loan. Interest on ARM loans currently is based on the rate for one-year U.S. Treasury securities adjusted to the constant maturity of one year, plus a margin of 275 basis points. In addition, the Company purchases adjustable-rate loans that are fixed for a certain period and then adjusts to a one year adjustable-rate loan. ARM loans totaled $50.0 million or 29.9% of the Company's total loan portfolio at December 31, 1997.

The Company also actively originates loans on behalf of the West Virginia Housing Development Fund ("HDF" loans). Under this program, the State of West Virginia sells bonds to generate funding for below-market interest rate single-family residential loans to qualified applicants. The loans are originated by the Company in accordance with program guidelines which specify the rate of interest lenders may charge on loans, and which include other income and sale price restrictions. In most instances, only first time homebuyers are eligible for these loans. Currently, the HDF loans are originated for sale to the West Virginia Housing Development Fund on a servicing-released basis. During the fiscal years ended 1997, 1996, and 1995, the Company originated $285,000, $294,000 and $600,000 respectively, of HDF loans.

From time to time the Company purchases residential mortgage loans in the secondary market from acceptable seller/servicers in order to supplement its residential loan portfolio. In addition to underwriting each loan to determine if it is eligible for purchase, the Company has certain criteria that each seller/servicer must meet in order that the purchase represents an acceptable credit risk for the Company. Residential mortgage loans purchased by the Company require the same credit analysis and documentation that are required for loans originated directly by the Company. Generally, purchased loans are secured by property outside of the Company's market area and typically require a site visit to identify markets and investigate property values. The purchased residential mortgage loan portfolio totaled $41.9 million at December 31, 1997. During the years ended 1997, 1996 and 1995, the Company purchased in the secondary market $35.4 million, $9.6 million and $0 of residential mortgage loans, respectively.

From time to time the Company also purchases loans on a servicing-released basis through correspondent mortgage banking companies in the Western Pennsylvania area. Each mortgage banking company is investigated for credit ability and experience in originating residential mortgage loans. All loans delivered to the Company by the correspondents are underwritten by the Company prior to the approval of the loan. Typically, loans originated through the loan correspondent network and purchased in the secondary market are jumbo loans, meaning that loan amounts exceed FNMA and FHLMC requirements. All other criteria are consistent with FNMA and FHLMC guidelines. The pricing and terms of loans purchased are consistent with the needs of the Company at that time. Loan to value requirements and all other underwriting guidelines must conform to the Company's existing standards. During the years ended 1997, 1996 and 1995, the Company purchased from correspondents $3.5 million, $0 and $1.7 million of residential mortgage loans, respectively.

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

Construction Loans. From time to time the Company originates loans to finance the construction of single-family residential property, although construction lending is not a significant part of the Company's overall lending activities because of the low level of new home construction in the Company's primary market area. At December 31, 1997, the Company had construction loans totaling $399,000, which included $133,000 of an original $300,000 participation in a $3.0 million land development loan.

Commercial and Multi-Family Residential Real Estate Loans. Loans secured by commercial real estate and multi-family residential properties amounted to $9.7 million or 5.8% of the Company's total loan portfolio at December 31, 1997. The Company makes commercial and multi-family loans collateralized by real estate generally located in the Company's market area. The Company also has purchased commercial real estate loans and multi-family residential loans and loan participations secured by properties located in other areas in West Virginia, Pennsylvania and Ohio. The Company expects to continue to originate and purchase commercial real estate and multi-family residential loans as market conditions and other credit criteria permit. However, because of the increased credit risk associated with such loans, the Company does not expect commercial real estate and multi-family lending to constitute a significant part of loan originations in the near future, and originations and purchases of such loans have been at low levels in recent years. Most commercial real estate loans are secured by retail stores, small office buildings, restaurants, nursing homes and other non-residential buildings located in the Company's primary market area and multi-family residential loans are generally secured by small apartment buildings. Commercial real estate and multi-family residential loans originated or purchased by the Company typically are limited to no more than 75% of the appraised value of the property securing the loan, and debt service coverage ratios of at least 110% are generally required. Commercial real estate loans and multi-family residential loans have been offered with fixed and adjustable interest rates. The Company makes commercial real estate construction loans and land loans on a select basis.

The Company's policy is to limit commercial and multi-family residential real estate loans to principal balances not exceeding its loan-to-one borrower limit. At December 31, 1997, the Company's five largest commercial real estate loan relationships in aggregate to one borrower had principal balances of $2.7 million, $2.2 million, $1.2 million, $1.0 million, and $500,000, respectively. At December 31, 1997, all of the Company's five largest loan relationships were performing in accordance with their terms.

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

Commercial Business Loans. Commercial business loans totaled $20.5 million or 12.2% of the Company's total loan portfolio at December 31, 1997 of which approximately $19.6 million or 95.6% of the Company's commercial business loans consisted of loans guaranteed by the SBA or FmHA, agencies of the federal government. The Company purchases these loans from select broker-dealers as part of its asset liability management and portfolio diversification. The Company purchases only the guaranteed portion of these loans which have terms which range typically from five to twenty years.

Consumer Loans. At December 31, 1997, consumer loans totaled $60.1 million or 36.0% of the Company's total loan portfolio. Consumer lending has been a primary area of lending diversification for the Company and management believes that it is one of the Company's principal sources for future growth. The Company views such loans to be attractive both from the standpoint of profitability and interest rate risk. Specifically, consumer loans have shorter terms than mortgage loans, and the yields available on consumer loans are generally well above the yields available on mortgage loans or mortgage-backed securities. Although consumer loans tend to have higher interest rates than residential mortgage loans, they tend to have a higher risk of default than residential mortgage loans. Management has sought to reduce its credit risk exposure on consumer loans by emphasizing guaranteed or secured consumer loan products. Management believes that the Company's loss experience in connection with consumer loans is favorable. Net charge-offs on consumer loans were $108,000, $15,000 and $74,000 for the fiscal years ended 1997, 1996 and 1995 respectively.

The Company originates various types of consumer loans including Title I loans, home equity lines of credit, share loans, auto loans, and overdraft loans. The Company derives a portion of its income from interest earned on originations of insured FHA Title I home improvement loans under the Title I program of the United States Department of Housing and Urban Development ("HUD"). These loans are originated through a network of approximately 70 home improvement contractors operating primarily in Maryland, Virginia, West Virginia, Ohio and Pennsylvania. The Company has originated Title I loans for more than 30 years. A portion of the principal on these loans is insured by HUD. Under the FHA Title I programs the amount of the insurance claim is limited to 90% of the calculated principal loss sustained by the Company subject to insurance reserves available to the lender as determined by the FHA. The Company pays an annual insurance fee each year that the loan is on its books based on the original loan amount. A proposed rule was published in the Federal Register on July 3, 1997 to eliminate the dealer portion of the Title I Property Improvement and Manufactured Home Loan Insurance Program. Subsequently in an address made on September 18, 1997 to the Home Improvement Loan Association ("HILA") at their 1997 Washington Forum, Nicolas Retsinas, HUD Assistant Secretary for Housing-Federal Housing Commissioner questioned the viability of the dealer program. Although he declined to predict what action, if any, HUD might take regarding the Title I program, he stated that HUD was still reviewing the 170 comments received on its proposed rule. The Company has formally responded in opposition to the proposed rule. The Company has currently $37.6 million in Title I loans outstanding at a weighted average rate of 11.1% The Company currently originates approximately $1.0 million of this type of loan product on a monthly basis. In addition to its Title I loans, the Company originates, on a select basis, conventional home improvement and consolidation loans primarily through two loan correspondents. The loans are underwritten in accordance with the Company's guidelines and have terms up to 20 years. The maximum loan to value is 110% with the value determined by a short form appraisal or an opinion of value. As of December 31, 1997 the Company had $1.7 million outstanding in conventional home improvement and consolidation loans.

The Company originates home equity lines of credit which are secured by a first or second mortgage against the borrower's residence. The maximum loan-to-value of the Company's home equity line of credit, inclusive of all other secured loans against a borrower's property, is 80%. The interest rate on home equity lines of credit is adjusted monthly, and is indexed at 2.0% above the Prime Rate as published in The Wall Street Journal. Each line of credit has a $25.00 annual fee. The Company's equity line of credit is originated for a term of 15 years with a balloon payment due at maturity to the extent principal has not been fully amortized. Monthly payments include interest plus 1/180th of the principal balance outstanding or a principal payment of $35.00, whichever is greater. At December 31, 1997 home equity loans totaled $9.9 million or 5.9% of total loans.

The Company also originates a line of credit known as the Personal Cash Reserve ("PCR"). The PCR line of credit is targeted for the homeowners' small cash needs with fast approval. The line of credit is secured by a first or second mortgage against the borrower's residence and the Company will lend up to 100% of the market value of the home as determined by the current assessed value with a maximum line of credit of $50,000. The interest rate is adjusted monthly and is indexed at 3.0% above the Prime Rate as published in The Wall Street Journal, with an annual fee of $35. The term is 15 years with a balloon payment due at maturity to the extent principal has not been fully amortized. Monthly payments include interest plus 1/180th of the principal balance outstanding or a principal payment of $35, whichever is greater. At December 31, 1997 the Company's consumer loans included $5.8 million of PCRs.

The Company also originates loans on deposit accounts, automobile loans, personal loans and overdraft loans, although such loans are not emphasized by the Company. Deposit account loans are originated at 250 basis points over the deposit rate with a minimum rate of 6.0% per annum. The maximum deposit account loan is 90.0% of the deposit account balance, and all loans are secured by the deposit account. Automobile loans are originated for and priced according to terms ranging from 36 months to 72 months. Automobile loans require a 10.0% down payment and are secured by the vehicle. Personal loans are originated on a secured and unsecured basis, and are priced based on terms ranging from 24 to 36 months. A minimum monthly payment of $75 is required for all automobile loans and personal loans. Overdraft loans are offered in the amount of $500 with a minimum monthly payment of $25 and a minimum advance of $50. The Company also offers VISA and Mastercard accounts through an agency arrangement. Under the agency agreement, the Company receives a percentage of finance charges. The Company does not have any credit exposure with underlying credit card loans.

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

Loan Commitments. The Company issues standby loan origination commitments to qualified borrowers primarily for the purchase and refinance of residential and commercial real estate, and for major commercial lines of credit. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked-in. The Company charges a fee for a loan commitment based on a percentage of the loan amount. The loan commitment fee is credited towards the closing costs of the loan if the borrower receives the loan from the Company. If the borrower permits the commitment to expire and does not proceed with the loan, the commitment fee normally is not collected. If the borrower accepts the commitment, remits a commitment fee, and subsequently does not proceed with consummation of the loan, the commitment fee in non-refundable. The Company also issues loan origination commitments to its Title I loan borrowers. Such commitments are made on specified terms and conditions, and are valid for a period of 90 days. No commitment fee is charged. The Company does not issue loan commitments on its home equity lines of credit or for small consumer loans.

At December 31, 1997, the Company had total commitments to originate or purchase $4.2 million of residential mortgage loans, originate $1.2 million of FHA Title I loans and originate or purchase $425,000 of conventional home improvement loans. For Title I loans, the Company's experience has been that the majority of commitments are funded.

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

In addition to loan origination fees, the Company also receives other fees and service charges that consist primarily of late charges and loan servicing fees on loans sold. The Company recognized loan servicing fees on loans sold and late charges of $57,000, $68,000 and $78,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Loans-to-One Borrower. FIRREA significantly reduced the dollar amount of loans that a savings bank may lend to a single or group of related borrowers. Under OTS regulations a savings bank may make loans to one borrower in an amount equal to 15.0% of unimpaired capital and unimpaired surplus on an unsecured basis, plus an additional amount equal to 10.0% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At December 31, 1997, the Bank's largest loan relationships to one borrower or group of related borrowers was $2.7 million, which represented 6 loans to entities affiliated with a director. The Bank currently is in compliance with the loan-to-one borrower limitations.

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

The following table sets forth information with respect to the Company's delinquent loans at December 31, 1997.


                                            Commercial and        Commercial
                        Single-family        multifamily           loans and
                       residential           residential            leases                Consumer                 Total
                   --------------------    ----------------    ------------------    -------------------    ---------------------
                             Percentage          Percentage            Percentage             Percentage             Percentage
                             of Total             of Total              of Total              of Total                of Total
                    Amount     Loans     Amount      Loans     Amount     Loans      Amount       Loans     Amount       Loans
                    ------   ----------  ------  ----------    ------  ----------    ------   ----------    ------   ----------
                                                      (Dollars in Thousands)
Loans delinquent:

30-59 days            $114     .07%         $138     .08%         $--     --%           $789      .47%        $1,041       .62%
60-89 days              19     .01            --     --            --     --             296      .18            315       .19
90 days and over        59     .04           307     .18           --     --             943      .56          1,309       .78
                    -------    -------    -------    -------    ------    -------    --------   ---------    --------    --------

Total                 $192     .12%         $445     .26%         $--     --%         $2,028    1.21%         $2,665     1.59%
                    -------    -------    -------    -------    ------    -------    --------   ---------    --------    --------
                    -------    -------    -------    -------    ------    -------    --------   ---------    --------    --------

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

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When REO is acquired, it is recorded at the lower of cost (unpaid principal balance plus costs related to obtaining title and possession of the related loan) or its fair value, and any initial write-down of REO is charged to the allowance for loan losses. Subsequent declines in value are charged against earnings and reduce the carrying value of the property. Costs relating to development and improvement of the property are capitalized whereas costs of holding real estate owned are expensed as incurred. At December 31, 1997, the Company's real estate owned totaled $14,000.

The following table sets forth information regarding non-performing assets at the dates indicated.

                                                                              December 31,
                                                 ------------------------------------------------------------------------
                                                   1997           1996            1995            1994            1993
                                                 ---------      ----------      ----------      ----------      ---------
                                                                         (Dollars in Thousands)
Non-performing loans:
  Single-family residential                           $59             $56          $  168          $   79         $   94
  Commercial and multifamily residential               --              --             143             166             16
  Commercial loans and leases                          --               6              24              19            135
  Consumer                                            554             463             405             345            183
                                                 ---------      ----------      ----------      ----------      ---------
    Total non-accrual loans                           613             525             740             609            428

Accruing loans 90 days or more delinquent:
  Single-family residential                            --              76              31              41             20
  Commercial and multifamily residential              307              --              --              --             --
  Commercial loans and leases                          --              --              --              --             --
  Consumer                                            389             410             347             366            345
                                                 ---------      ----------      ----------      ----------      ---------
    Total accruing loans 90 days
      or more delinquent                              696             486             378             407            365

    Total non-performing loans                      1,309           1,011           1,118           1,016            793

Real estate owned                                      14              56              26              32             85
                                                 ---------      ----------      ----------      ----------      ---------
    Total non-performing assets                    $1,323          $1,067          $1,144          $1,048         $  878
                                                 ---------      ----------      ----------      ----------      ---------
                                                 ---------      ----------      ----------      ----------      ---------

Total non-performing loans to net loans
  receivable                                         .79%            .76%            .94%            .90%           .74%

Total non-performing assets to
  total assets                                       .36%            .31%            .34%            .35%           .35%

During the years ended December 31, 1997, 1996 and 1995, the foregone interest income on loans accounted for on a non-accrual basis was $50,000, $50,000 and $51,000, respectively; and the amount of interest income on non-accrual loans actually included in income during the same periods amounted to $21,000, $18,000 and $49,000, respectively.

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

The following table sets forth the Company's classified assets at December 31, 1997.


                                                       December 31,
                                                           1997
                                                ---------------------------
                                                      (In Thousands)
Classification:

      Substandard                                              $886
      Doubtful                                                   --
      Loss                                                       --
                                                        ------------

        Total classified assets (1)                            $886
                                                        ------------
                                                        ------------

------------------------

(1) Includes $872,000 of loans, of which $833,000 were performing at December 31, 1997, and $14,000 of real estate owned.

A summary of the Company's principal classified assets is as follows.

The Company originated a 20-year loan for $1.5 million in March 1979, at a rate of 9.50% per annum. The loan had an outstanding principal balance of $307,000 on December 31, 1997, and was 90+ days delinquent. The loan is secured by real estate used by the borrower for its manufacturing business. An environmental risk assessment notes environmental issues concerning the real estate that may diminish the value of the security if foreclosure should become necessary. No recent appraisals have been made on the security property. The loan is classified as substandard due to the weak financial condition of the borrower, the environmental risk to the security, and the past due status of the loan. Management expects to continue to classify the loan as substandard. The borrower continues to make full monthly payments.

From 1976 to 1979, the Company originated various loans to a single borrower. In November 1989 the borrower filed for bankruptcy to restructure his debts. The Company chose to foreclose on some properties and write down the loans on other properties. The borrower's plan of reorganization was confirmed by the bankruptcy court in February 1992. As part of the borrower's reorganization, the Company refinanced four properties consisting of three rental properties and the borrower's primary residence. The loans were refinanced at 9.0% for five years with a 20-year amortization. Because the refinance amounts included principal and capitalized delinquent interest totaling an aggregate of $321,000, the Company continues to classify the loans as substandard. These loans were written down $80,000 in November 1992, which reduced the Company's loan to value ratio to 75.0% on each property. As of December 31, 1997, outstanding principal balance of the loans was $174,000, net of the write-down, and the loans are current. In January 1996 the Company assigned the rents on all four properties and is currently collecting the rents.

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

During the years ended December 31, 1997, 1996 and 1995 the Company's provision for loan losses amounted to $160,000, $90,000 and $120,000 respectively. Management increased the provision for loan losses due to an increase in non-performing loans and the increase in loans receivable outstanding during 1997 in an effort to maintain an adequate level of allowance for loan losses to total loans outstanding. Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may be incurred in the future and that increased provisions for loan losses will not be required.

The following table sets forth the activity in the allowance for loan losses by loan category during the periods indicated

                                                                     Year Ended December 31,
                                     -----------------------------------------------------------------------------------------
                                       1997                1996               1995               1994                1993
                                    ------------        -----------        -----------        ------------        -----------
                                                                      (Dollars in Thousands)
Total loans outstanding                $167,118           $134,543           $120,460            $113,497           $109,113
                                    ------------        -----------        -----------        ------------        -----------
Average loans outstanding              $154,002           $127,608           $115,294            $111,544           $104,969
                                    ------------        -----------        -----------        ------------        -----------
Allowance balances (at beginning
   of period)                            $1,434             $1,457         $    1,412          $    1,432            $ 1,268
Charge-offs:

   Real estate                               38                135                 27                   4                  8
   Commercial loans and leases               --                 17                  7                 112                 82
   Consumer                                 119                 65                 89                  88                 75
                                    ------------        -----------        -----------        ------------        -----------
      Total charge-offs                     157                217                123                 204                165
Recoveries:
   Real estate                               14                 24                 12                   6                  9
   Commercial loans and leases               19                 30                 21                  56                  8
   Consumer                                  11                 50                 15                   7                 58
                                    ------------        -----------        -----------        ------------        -----------
      Total recoveries                       44                104                 48                  69                 75
                                    ------------        -----------        -----------        ------------        -----------
Net charge-offs                             113                113                 75                 135                 90
                                    ------------        -----------        -----------        ------------        -----------
Provision for losses:

   Real estate                               --                 --                 --                  --                102
   Commercial loans and leases               --                 --                 --                  50                 89
   Consumer                                 160                 90                120                  65                 63
                                    ------------        -----------        -----------        ------------        -----------
      Total provision for losses            160                 90                120                 115                254
                                    ------------        -----------        -----------        ------------        -----------
                                    ------------        -----------        -----------        ------------        -----------
Allowance at end of period               $1,481             $1,434         $    1,457            $  1,412           $  1,432
                                    ------------        -----------        -----------        ------------        -----------
                                    ------------        -----------        -----------        ------------        -----------
Allowance for loan losses as a
   percentage of total loans
   outstanding at end of period            .89%              1.07%              1.21%               1.24%              1.31%
Net loans charged off as a
   percentage of average loans
   outstanding                             .07%               .09%               .07%               0.12%              0.09%

The allowance for loan losses increased to $1.481 million at December 31, 1997 compared to $1.434 million at December 31, 1996; however, the allowance for loan losses as a percentage of total loans outstanding decreased to .89% at December 31, 1997 compared to 1.07% at December 31, 1996. The decline was the result of an increase in loans receivable, primarily single-family residential real estate secured by first lien mortgages. The allowance for loan losses is available for offsetting losses in connection with any loan and is allocated to various loan categories as part of the Company's process for evaluating the adequacy of the allowance for loan losses. The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated. For information about the percent of total loans in each category to total loans, see "Lending Activities - Loan Composition".


                                                                        December 31,

                           --------------------------------------------------------------------------------------------------------
                                   1997                  1996                 1995                 1994                1993
                           ---------------------  -------------------  -------------------  -------------------  ------------------
                                       Percent              Percent              Percent              Percent             Percent
                                      Of Total              of Total             of Total             of Total            of Total
                                      Loans by              Loans by             Loans by             Loans by            Loans by
                            Amount    Category     Amount   Category   Amount    Category   Amount    Category  Amount    Category

                           ---------  ----------  --------- ---------  --------  ---------  --------  --------- --------  ---------
                                                                          (Dollars in Thousands)
Real estate loans          $   898      51.8%     $   922    42.5%     $ 1,033      46.2%     1,048   $1,046      53.0%    $58.6%

Commercial loans and
 leases                        171     12.2           152     14.0%         139       10.1       125      7.4      131       7.2

Consumer loans                 412     36.0           360     43.5%         285       43.7       239     39.6       255     34.2
                           ---------  ----------  --------- ---------  --------  ---------  --------  --------- --------  ---------

                           $  1,481    100.0%      $ 1,434  100.0%      $ 1,457     100.0%   $ 1,412    100.0%   $ 1,432    100.0%
                           ---------  ----------  --------- ---------  --------  ---------  --------  --------- --------  ---------
                           ---------  ----------  --------- ---------  --------  ---------  --------  --------- --------  ---------

Investment Activities

Mortgage-Backed Securities. A substantial part of the Company's business involves investments in mortgage-backed securities, which also are known as mortgage participation certificates or pass through certificates. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder. The Company invests in mortgage-backed securities to supplement local loan originations as well as to reduce interest rate risk exposure. The Company estimates that the weighted average lifetime cap of adjustable rate mortgage-backed securities is 12.0%. All mortgage-backed securities are held to maturity and consist primarily of mortgage-backed securities issued or guaranteed by the FNMA, FHLMC and GNMA, which totaled $137.4 million, $130.2 million and $119.5 million, at December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, the Company owned approximately $1.3 million of corporate mortgage-backed securities, each of which had the equivalent of at least an AA rating (Standard & Poor's) by a national rating service at the time of purchase. The majority of corporate mortgage-backed securities are adjustable-rate and are collateralized with whole loans.

The following table sets forth certain information relating to the composition of the Company's mortgage-backed securities at the dates indicated.


                                                                          December 31,

                                             ------------------------------------------------------------------------
                                                    1997                         1996                    1995
                                             --------------------          -----------------       ------------------
Mortgage-backed Securities:                                               (In Thousands)

GNMA                                                     $34,448                    $19,689                $  19,883
FNMA                                                      62,932                     66,841                   61,073
FHLMC                                                     38,656                     41,834                   36,241
Corporate                                                  1,340  (1)                 1,809                    2,304
                                             --------------------          -----------------       ------------------
         Total                                          $137,376  (2)(3)            $130,173                $119,501
                                             --------------------          -----------------       ------------------
                                             --------------------          -----------------       ------------------


--------------------------
(1) At December 31, 1997, none of the Company's corporate mortgage-backed securities exceeded 10% of the shareholders' equity of the Company.

(2) At December 31, 1997, the market value of the Company's mortgage-backed securities was $139.4 million.

(3) At December 31, 1997, $104.3 million or 75.9% of the Company's mortgage-backed securities had adjustable rates and $33.1 million or 24.1% of the Company's mortgage-backed securities had fixed rates.

The following table sets forth the Company's purchases, sales and repayments of mortgage-backed securities during the periods indicated.

                                                                     Year Ended December 31,
                                                    ----------------------------------------------------------
                                                        1997                  1996                  1995
                                                    -------------        ---------------        --------------
                                                                         (In Thousands)
Mortgage-backed securities

   at beginning of period                                  $130,173              $119,501            $116,810
Purchases                                                    30,996                31,055              17,548
Sales                                                            --                    --                  --
Repayments                                                 (23,803)              (20,393)            (14,849)
Discount (premium) amortization                                  10                    10                 (8)
                                                     ---------------        --------------       -------------
Mortgage-backed securities
   at end of period                                        $137,376              $130,173            $119,501
                                                     ---------------        --------------       -------------
                                                     ---------------        --------------       -------------

The following table sets forth the scheduled contractual maturities of the Company's mortgage-backed and related securities by type of interest rate at December 31, 1997. Fixed-rate securities are included in the periods in which they are scheduled to mature, and adjustable-rate securities are included in the periods in which their rates are first scheduled to adjust in accordance with the terms of the securities. Due to repayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities.

                   Less than One Year   One to Five Years   Five to Ten Years      More than Ten Years         Total
                   -------------------- ------------------- ------------------  ---------------------- ----------------
                    Amount     Yield     Amount     Yield    Amount    Yield    Amount     Yield       Amount     Yield
                    --------  ---------  --------  -------- --------- --------  --------  --------     -------- --------
                                                         (Dollars in Thousands)
Mortgage-backed and
 related securities:
Fixed Rate            $1,749   5.00%      $4,570  6.50%      $3,441   6.83%     $23,349   7.11%      $33,109     6.89%
Adjustable Rate       91,465   6.73       12,802  6.66           --   --             --   --         104,267     6.72
                     -------   -------- --------  --------  --------  --------  --------  --------  --------     --------
    Total            $93,214   6.69%     $17,372  6.61%      $3,441   6.83%     $23,349   7.11%     $137,376     6.76%
                     -------            --------            --------            --------            --------
                     -------            --------            --------            --------            --------


No sales occurred during the periods ended December 31, 1997, 1996 and 1995.

Investment Securities. In addition to mortgage-backed securities, the Company invests in U.S. government and agency obligations and, to a lesser extent, other securities. The Company's investment securities totaled $41.6 million, $57.1 million and $68.7 million at December 31, 1997, 1996 and 1995, respectively. The decline in the outstanding balance of the Company's investment securities portfolio has been due to the Company using available funds from calls and maturities which are invested in MBS and loans. The Company's investment portfolio is generally designed to be liquid. The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulations -- Liquidity Requirements." The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. In addition, the Company invests in primarily publicly traded equity securities. The maximum investment purchase exposure on a cost basis may not exceed $250,000 for each company, or $500,000 for each company in a geographic desirable area adjacent to the Company's home state. The total carrying value of all equity securities was $665,000 at December 31, 1997.

The following table sets forth the carrying value of the Company's investment securities classified as held to maturity and available for sale at the dates indicated.

                                                                               At December 31,
                                                   ------------------------------------------------------------------------
                                                                     1997                 1996                  1995
                                                                 -------------        -------------        ----------------
                                                                                       (In Thousands)
Investment securities held to maturity (1):

   U.S. Government and agency obligations                             $24,856              $38,817                 $27,468
   Municipal obligations and other                                        380                  378                     409
                                                                 -------------        -------------        ----------------

                                                                       25,236               39,195                  27,877

Investment securities available for sale (2):

   U.S. Government and agency obligations                              12,479               15,012                  38,403
   Equity securities                                                      665                  362                      --
   FHLB stock                                                           3,255                2,514                   2,447
                                                                 -------------        -------------        ----------------
                                                                       16,399               17,888                  40,850
                                                                 -------------        -------------        ----------------
      Total investment securities                                     $41,635              $57,083                 $68,727
                                                                 -------------        -------------        ----------------
                                                                 -------------        -------------        ----------------

   --------------------
  (1) Investment securities classified as held to maturity are carried at amortized cost.

  (2) Investment securities classified as available for sale are carried at market value.

The following table sets forth the maturities and weighted average yields for the Company's debt securities classified as held to maturity and available for sale at December 31, 1997:

                        Less than One Year   One to Five Years    Five to Ten Years    More than Ten Years        Total
                        -------------------  -------------------  -------------------  -------------------  --------------------
                         Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount      Yield
                        ---------  --------  ---------  --------  ---------  --------- ---------  --------- ----------  --------
                                                                (Dollars in Thousands)
Investment securities held to maturity:
  U.S. Government and
    agency obligations       $ --    --%         $9,526   6.51%      $12,042   6.50%       $3,288   6.92%       $24,856    6.56%
  Municipal obligations        --    --             100   4.70           200   5.85            80   --              380    4.32
                         ---------            ---------            ---------            ---------            ----------
    Total                      --    --%          9,626   6.49%       12,242   6.49%        3,368   6.92%        25,236    6.52%
Investment securities
  available for sale:(1)
  U.S. Government and
   agency obligations       6,000   5.36         6,500   5.96            --                   --   --           12,500     5.67
                        ---------            ---------            ---------            ---------            ----------

Total investment
 securities                $6,000   5.36%      $16,126   6.28%      $12,242   6.49%       $3,368   6.92%       $37,736     6.24%
                         ---------            ---------            ---------            ---------            ----------
                         ---------            ---------            ---------            ---------            ----------


----------------------
(1) Amounts reflect the principal amount of the indicated securities and not the fair market value thereof.

Other Investments. The Company also invests in various short-term investments, such as certificates of deposit and interest-earning deposits in other institutions. Such investments assist the Company in maintaining desired levels of liquidity but are not emphasized by the Company because of the higher yield which is available on investments in loans and mortgage-backed securities. The Company's short-term investments amounted to $7.7 million, $9.5 million and $14.3 million at December 31, 1997, 1996 and 1995, respectively.

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

The following table sets forth the composition of the Company's deposits at the dates indicated.

                                                      December 31,
                      -----------------------------------------------------------------------------------
                                1997                        1996                         1995
                       ------------------------    ------------------------    --------------------------
                        Amount       Percentage     Amount       Percentage      Amount      Percentage
                       ----------    ----------    ----------    ----------    -----------   ------------
                                                   (Dollars In Thousands)
Non-interest bearing
    demand accounts     $  7,784          3.0%     $   7,388         3.0%      $    7,586         3.1%
NOW accounts              14,689          5.7         15,563          6.2          15,562         6.4
MMDA accounts             17,835          6.9         14,521          5.8          14,395         6.0
Passbook accounts         65,975         25.5         75,353         30.2          80,423        33.3
Certificates of
 deposit which mature
  Within 12 months       115,542         44.6         79,346         31.8          87,166        36.1
  12 - 36 months          33,207         12.8         53,091         21.2          31,354        13.0
  Beyond 36 months         3,881          1.5          4,423          1.8           5,081         2.1
                       ----------    -----------   ----------    ----------    -----------   ------------
                         152,630         58.9        136,860         54.8         123,601        51.2
                      ----------    -----------   ----------    ----------    -----------   ------------
                        $258,913        100.0%      $249,685        100.0%       $241,567       100.0%
                      ----------    -----------   ----------    ----------    -----------   ------------
                      ----------    -----------   ----------    ----------    -----------   ------------

The following table sets forth the activity in the Company's deposits during the periods indicated:





                                                                           Year Ended December 31,
                                                              ---------------------------------------------------
                                                                     1997              1996             1995
                                                              ----------------   -------------    ---------------
                                                                               (In Thousands)

Deposit at beginning of period                                        $249,685        $241,567          $238,541
Increase (Decrease) before interest credited                               862           (113)           (4,509)
Interest credited                                                        8,366           8,231             7,535
                                                              ----------------   -------------    ---------------
Net increase in deposits                                                 9,228           8,118             3,026
                                                              ----------------   -------------    ---------------
Deposits at end of period                                             $258,913        $249,685          $241,567
                                                              ----------------   -------------    ---------------
                                                              ----------------   -------------    ---------------



The following table sets forth by various interest rate categories the certificates of deposit in the Company at the dates indicated.

                                                                                       December 31,
                                                              ----------------------------------------------------------------
                                                                     1997                 1996                  1995
                                                              ----------------       ----------------      ----------------
                                                                                     (In Thousands)
          4.00% or Less                                            $       462           $       549              $ 37,692
          4.01% - 6.00%                                                109,159               114,557                54,000
          6.01% - 8.00%                                                 43,008                21,752                 8,304
          8.01% - 10.00%                                                     1                     2                 1,599
                                                              ----------------       ----------------      ----------------
                                                                      $152,630               $136,860              $123,601
                                                              ----------------       ----------------      ----------------
                                                              ----------------       ----------------      ----------------



The following table sets forth the amount and maturities of the Company's certificates of deposit at December 31, 1997.

                                         Over One Year       Over Two Years
                 One Year or Less    Through Two Years   Through Three Years   Over Three Years               Total
                 ----------------    -----------------   -------------------   ----------------              -------
                                                          (In Thousands)
4.00% or less          $      328                $ 108               $    9              $   17               $  462
4.01%- 6.00%               81,318               21,678                3,171               2,992              109,159
6.01%- 8.00%               33,895                7,154                1,087                 872               43,008
8.01%- 10.00%                   1                   --                   --                  --                    1
                       -----------           ----------          -----------         -----------          -----------
    Total               $ 115,542           $  28,940           $    4,267          $    3,881              $152,630
                       -----------           ----------          -----------         -----------          -----------
                       -----------           ----------          -----------         -----------          -----------


At December 31, 1997 the Company had $23.8 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows: $6.2 million within three months; $5.9 million over three months through six months; $7.8 million over six months through 12 months; and $3.9 million thereafter.

Borrowings. The Company may use advances from the FHLB of Pittsburgh and other sources of borrowings to supplement its supply of lendable funds, to meet deposit withdrawal requirements and for other business purposes. Advances from the FHLB are typically secured by the Bank's stock in the FHLB in addition to securities under a blanket collateral agreement. Under a blanket collateral pledge agreement, the Bank has identified, as qualifying collateral to support advances from the FHLB of Pittsburgh, all qualifying mortgage-backed securities and U.S. Government and agency securities, to the extent that at least 85.0% to 95.0% of the fair market value of the collateral, depending on the type of collateral, is at least equal to 100% of the total outstanding advances. At December 31, 1997, the Company had $65.1 million of advances outstanding from the FHLB of Pittsburgh.

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

The following table sets forth certain information relating to the Company's borrowings at the dates indicated.

                                                                            December 31,
                                                        ------------------------------------------------------
                                                                  1997                1996               1995
                                                        ---------------     ---------------     --------------
                                                                            (In Thousands)
FHLB Advances                                                  $65,096             $50,280            $47,948
Lease payable (1)                                                   --                  39                 96
                                                        ---------------     ---------------     --------------
    Total borrowings                                           $65,096             $50,319            $48,044
                                                        ---------------     ---------------     --------------
                                                        ---------------     ---------------     --------------

-----------------
(1) The lease expired in August 1997.

The following table sets forth certain information relating to the Company's borrowings at the dates and for the periods indicated.

                                                                              At or For the Year Ended
                                                                                    December 31,
                                                      --------------------------------------------------------------------------
                                                             1997                       1996                        1995
                                                      -------------------        -------------------         -------------------
                                                                               (Dollars in Thousands)
FHLB advances:

     Average balance outstanding                                 $56,447                    $49,205                     $38,810
     Maximum amount outstanding at any
          month-end during the period                            $65,096                    $55,516                     $47,948
     Weighted average rate:
          During the period                                        5.80%                      5.58%                       5.85%
          At end of period                                         5.91%                      5.94%                       5.70%

Other borrowings:

     Average balance outstanding                                     $11                        $66                        $124
     Maximum amount outstanding at any
          month-end during the period                                $34                        $92                        $150
     Weighted average rate:
          During the period                                        8.50%                      8.50%                       8.50%
          At end of period                                           --%                      8.50%                       8.50%

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

Subsidiary Activities

The Bank is a wholly-owned subsidiary of the Company. The Bank has one wholly-owned subsidiary --Fed One Financial, Inc., which has a wholly-owned subsidiary, Fed One Capital Corporation. Both corporations were formed for the purpose of originating commercial real estate and multi-family residential loans. Both corporations currently are inactive, and the Bank has no current plans for future activities by these subsidiaries.

Employees

The Bank has 121 full-time employees and 36 part-time employees at December 31, 1997. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings bank holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings bank holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings bank holding companies, if the savings institution subsidiary of such holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings bank holding companies and unless the savings institution re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank-Qualified Thrift Lender Test."

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

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings bank holding company which controls savings institutions in more than one state if (i) the multiple savings bank holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings bank holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-charter savings institutions).

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

Transactions with Affiliates. Transactions between the Bank and its affiliates, including the Company, are subject to limitations set forth in federal laws and regulations. See "- The Bank-Transactions with Affiliates" below.

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

Regulatory Capital. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of total risk-based capital to risk-weighted assets and of tangible and core capital to adjusted total assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

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

Under the risk-based capital requirement, a savings association must maintain core capital equal to at least 4.0% of risk-weighted assets and total capital equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the U.S. Government or its agencies to 100% for repossessed assets or those more than 90 days past due. Single-family residential loans and multi-family residential loans (not more than 90 days delinquent and having an 80% or lower loan to value ratio) which, at December 31, 1997, represented 46.0% of the Bank's total loans receivable, are weighted at a 50% risk factor. Total capital is defined as core capital plus supplementary capital. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80.0% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $81,000 of equity investments excluded from capital and assets at December 31, 1997.

The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. These requirements also currently do not impact the Bank.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The final rule was effective as of January 1, 1994, subject however, to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeal process. In August 1996, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction.

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

Prompt Corrective Action. Under Section 38 of the FDIA as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations which are intended to implement Section 38 of the FDIA. These regulations became effective December 19, 1992. Under the regulations, an institution shall be deemed to be
(i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). The

OTS has indicated that it intends to lower the leverage ratio requirement reflected above to 3.0% from the current level of 4.0%. At December 31, 1997, the Bank was in the "well capitalized" category.

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

As a member of the FHLB of Pittsburgh, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its qualifying mortgage-related assets as defined by the FHLB at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. The FHLB reviews the Bank's stock position on at least a quarterly basis to determine compliance with the minimum stock requirement, which is the greater of the minimum stock calculation or the stock required to support outstanding advances. Any excess stock is redeemed at the discretion of the FHLB. At December 31, 1997, the Bank had $3.3 million in FHLB of Pittsburgh stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 6.5% and were 6.4% for fiscal year 1997. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

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

FIRREA established collateral requirements for FHLB advances. First all advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA prescribed eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interest therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding on the date of enactment of FIRREA. All long-term advances are required to be used to provide funds for residential home financing and the FHLB established standards of community service that members must meet to maintain access to long-term advances. FIRREA authorized the FHLBs to make short-term liquidity advances to solvent associations in poor financial condition but with prospects of improving, upon the request of the OTS. In addition, pursuant to FHLB regulations, each FHLB is required to establish programs for affordable housing that involve interest subsidies from the FHLBs on advances to members engaged in lending at subsidized interest rates for low- and moderate-income, owner-occupied housing and affordable housing, and certain other community purposes.

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

Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, small business loans, education loans and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of an FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA or the FSLIC Financing Corporation and other mortgage-related securities. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities.

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

As of December 31, 1997, the Bank was in compliance with the QTL requirement as approximately 96% of its assets were "qualified thrift investments."

Liquidity Requirements. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. In November 1997, the OTS revised its liquidity rule to lower the minimum requirement from 5% to 4%, the lowest level permitted by current law and eliminate the 1% short-term liquidity requirement. The OTS also expanded the types of investments considered to be liquid assets and removed the requirement that certain investments must mature within 5 years in order to qualify as a liquid asset. At December 31, 1997 the Bank was in compliance with applicable regulatory liquidity requirements.

Insurance of Accounts and Regulation by the FDIC. The Bank's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF. This insurance is backed by the full faith and credit of the United States Government. The SAIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF-insured associations, it also may prohibit any SAIF-insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

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

The OTS has adopted a regulation to assess fees to fund its operations and expenses. These fees include: (i) semi-annual assessments based on the consolidated assets of a savings association; (ii) fees of $89 per hour, per examiner, to cover the costs of examinations of savings associations, holding companies, subsidiaries and their affiliates; (iii) application fees which apply to nearly all regulatory and securities applications and filings; and (iv) fees to recover the costs of OTS seminars and publications. Based on its consolidated assets at December 31, 1997, the Bank is required to pay a semi-annual assessment of approximately $45,000.

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

Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings associations shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. An institution that meets its regulatory capital requirement, but not its fully phased-in capital requirement before or after its capital distribution ("Tier 2 Bank") may, after prior notice but without the approval of the OTS, make capital distributions of: up to 75.0% of its net income over the most recent four quarter period if it satisfies the risk-based capital requirement that would be applicable to it on January 1, 1993, computed based on its current portfolio; up to 50.0% of its net income over the most recent four quarter period if it satisfies the risk based capital standard that was applicable to it on January 1, 1991, computed based on its current portfolio; and up to 25.0% of its net income over the most recent four quarter period if it satisfies its current risk-based capital requirement. In computing the institution's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution ("Tier 3 Bank") may not make any capital distributions without the prior approval of the OTS. In addition, the OTS would prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the Tier 1 capital criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 Bank unless the OTS deems otherwise. As of December 31, 1997, the Bank was a Tier 1 Bank.

On December 5, 1994, the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, the "tiered" approach described above would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above in OTS regulations under "- Prompt Corrective Action." Under the proposal, savings associations which are held by a savings bank holding company would continue to be required to provide advance notice of the capital distribution to the OTS. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

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

To obtain supervisory clearance for branching, an applicant's regulatory capital must meet or exceed the minimum requirements established by law and by OTS regulations. Section 38(e)(4) of the FDIA prohibits any "undercapitalized" insured institution from acquiring or establishing additional branches, unless the OTS has accepted the institution's capital restoration plan required by the law, the institution is implementing the plan, and the OTS determines that the proposed action is consistent with such plan, or the FDIC Board of Directors determines that the proposed action will further the purposes of the law.

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

At December 31, 1997, the Bank was in compliance with the above limitations on transactions with affiliates.

The Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3.0% must be maintained against net transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.5 million plus 10.0% (subject to adjustment by the Federal Reserve Board) must be maintained against that portion of total transaction accounts in excess of such amount. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity Requirements."

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

The Small Business Job Protection Act of 1996 ("Act") was signed into law on August 20, 1996. Included in this bill was the repeal of the thrift bad debt reserve method under Section 593 of the Code effective for taxable years beginning after December 31, 1995. This code section has allowed thrift institutions to historically use the percentage of taxable income bad debt method. Beginning with tax year 1996, thrift institutions with less than $500 million of assets (consolidated group test), will use the experience method in computing their bad debt deduction, while institutions with greater than $500 million of assets will use the direct charge-off method. Additionally, this legislation requires a thrift institution to generally recapture the excess of their tax reserves as of the first tax year beginning January 1, 1996 over their 1987 base year tax reserves (adjusted downward for any decline in outstanding loans from the base year).

The recapture resulting from the change in a thrift's method of accounting for the bad debt reserve will generally be taken into taxable income ratably (on a straight line basis) over a six year period. If, however, a thrift meets a "residential loan requirement" for the taxable year beginning in 1996 or 1997, the recapture of the reserve will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The "residential loan requirement" is met if the principal amount of housing loans made by a thrift during 1996 or 1997 is not less than the average of the principal amount of loans made during the six most recent taxable years prior to 1996. Refinancings and certain home equity loans are included to the extent the proceeds of the loans are used to acquire, construct, or improve qualified residential real property. The Bank passed the residential loan test for the 1996 tax year and is expected to pass for the 1997 tax year. The Bank's amount of tax bad debt reserve subject to recapture is approximately $812,000 or $325,000, tax effected at 40 percent.

As a result of the new tax law, the Bank computes its bad debt deduction under the experience method. Under the Experience Method, the deductible annual addition to the Bank's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of (i) the balance of the reserve account at the close of 1987 (the base year), or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

The base year reserves, which include the supplemental reserve are frozen, but not forgotten. The existing bad debt recapture provisions of Section 593(e) of the Code will still be in effect and may trigger recapture of the base year reserves if certain distributions are made. If the Bank distributes cash or property to its shareholder and the distribution is treated as being from its accumulated bad debt reserve, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from the accumulated bad debt reserve (pre-1988 reserves) to the extent that the distribution is a "non-dividend distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution not described in clause (i) or (ii) above, together with all other such distributions during the taxable year, it exceeds the Bank's current and post-1951 accumulated earnings and profits. The Bank has no current intention of making distributions which would result in recapture of its bad debt reserves for tax purposes.

Generally, deferred income taxes result from temporary differences in the financial statement carrying amounts of assets and liabilities and their respective tax bases. The principal temporary differences that give rise to the deferred tax asset are the financial statement allowance for loan loss and deposit-based intangibles. The principal temporary differences that give rise to the deferred tax liability are tax depreciation in excess of book depreciation and deferred loan costs/fees. Deferred taxes are not required to be provided on the base year bad debt reserves of savings associations and savings banks. At December 31, 1997, approximately $6.4 million in retained income represents allocations of income to bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount.

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

The Company was audited in February 1997 by the Internal Revenue Service ("IRS") for the 1995 tax year. Prior to the 1995 tax year, the Bank had not been audited since 1983. The Bank's income tax returns for the years 1993 through 1996 are open under the statute of limitations and are subject to review by the IRS. The findings by the IRS in the examination for the 1995 tax year were not material to the Company's operations or financial condition. Management of the Company believes that an examination of any of the other open years' Federal income tax returns will also not have a material adverse effect on the Company's operations or financial condition.

West Virginia Taxation. The Company and its subsidiaries file consolidated West Virginia business franchise tax returns and corporate net income tax returns.

The business franchise tax is a tax on capital. The capital or tax base for purposes of this tax is reduced by the ratio of certain excluded assets to total assets. Excluded assets include federal obligations, State of West Virginia and municipal obligations, and loans secured by residential real estate located within West Virginia. The business franchise tax rate is the greater of $50 or
 .75% of the tax base. Effective for the 1998 tax year, the rate will decrease to .70%. West Virginia also allows credits for taxes paid on capital in other states and for property taxes paid to West Virginia on the capital of a federal savings and loan association or savings bank.

West Virginia also imposed a net income tax on financial institutions. The West Virginia taxable income is defined as the taxable income of a corporation as defined by the laws of the United States for federal income tax purposes adjusted by certain exclusions, including federal obligations, state and municipal obligations and loan income from loans secured by residential real estate located within West Virginia. The tax rate on taxable income is currently 9.0%.

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

Financial institutions are only required to pay a franchise tax in Ohio. The franchise tax is based on net worth (capital stock, additional paid-in capital and retained earnings, plus deferred tax liabilities and certain non-specific reserves), less exempted assets, such as goodwill. The Ohio franchise tax is the greater of $50 or 1.5% of the tax base.

A new Ohio law effective for the 1997 tax year (1998 Ohio report) has changed the method of apportioning the net worth to Ohio. The net value of stock apportioned to Ohio for tax years prior to 1997 was based on the ratio of property and revenues within Ohio to total property and revenues everywhere. The new law utilizes three factors: average property (15% weighted), sales/gross receipts (70% weighted), and payroll (15% weighted).

Florida Taxation. The Bank began filing in Florida in 1994 when it opened a loan production office. The Bank files a Florida franchise tax return, an intangibles tax return, and a personal property tax return on a calendar year basis.

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

The Company was also subject to personal property tax on tangible personal property located in the county in which the loan production office resides. The Bank closed its loan production office in Florida as of March 31, 1997.

Delaware Taxation. The Company files a Delaware annual franchise tax report on a calendar year basis. The franchise tax is computed as the lesser of $90 plus $50 on each 10,000 of authorized shares, or $200 for each $1 million of assumed par value capital. Under Delaware law, assumed par value capital is defined as the number of authorized shares with par value multiplied by the result of total assets divided by the number of issued shares, or, if the result is less than stated par value, the number of authorized shares multiplied by the stated par value. For 1997, the Company used the assumed par value method.

ITEM 2. PROPERTIES

The Company conducts its business through its subsidiary Bank's main office in Wheeling, West Virginia, and eleven other full service branch offices including a new 7 Day Bank Center opened in January 1998. Five branch offices are located in Ohio County, West Virginia, and one branch is located in each of Hancock County, Marshall County, Monongalia County and Wetzel County, West Virginia and three branch offices are located in Belmont County, Ohio. Three of the offices are 7 Day Bank Centers located in newly built Kroger supermarkets. Seven of the offices have drive-up facilities. Six of the offices have ATM's The aggregate net book value of the Company's premises and equipment was $6.5 million at December 31, 1997. The following table sets forth certain information concerning the main office and each branch office of the Bank at December 31, 1997.

                                                                        Year               Owned or
Office                 Address                                        Opened                Leased            Deposits
------                 -------                                        ------               --------           --------
                                                                                                           (In thousands)

Main Office             21 Twelfth Street                                1934                Owned                $81,740
                        Wheeling, WV 26003-3295

Bethlehem               14 Bethlehem Boulevard                           1974                Owned                 15,672
                        Wheeling, WV 26003-4898

Elm Grove               2180 National Road                               1972                Owned                 29,698
                        Wheeling, WV 26003-5248

Warwood                 Warwood Shopping Plaza                           1975              Leased(1)               13,896
                        Wheeling, WV 26003-7156

New Martinsville        425 Third Street                                 1976                Owned                 11,424
                        New Martinsville, WV 26155-1741

Moundsville             809 Lafayette Avenue                             1979                Owned                 17,155
                        Moundsville, WV 26041-2223

Morgantown              1109 Van Voorhis Road                            1974              Owned(2)                19,261
                        Morgantown, WV 26505-3412

Weirton                 314 Penco Road                                   1974              Owned(2)                15,725
                        Weirton, WV 26062-3813

Bellaire                3198 Belmont Street                              1994              Owned(3)                50,958
                        Bellaire, OH 43906-1519

Bellaire                Kroger Supermarket
                        400 28th Street
                        Bellaire, OH  43906                              1997              Leased(4)                1,255

St. Clairsville         Kroger Supermarket
                        50789 Valley Plaza Drive
                        St. Clairsville, OH  43950                       1997              Leased(5)                2,129
                                                                                                             -------------
                                                                                                                 $258,913
                                                                                                             -------------
                                                                                                             -------------

---------------------

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

(3)      Acquired by the Bank effective June 30, 1994.

(4) The lease on this location expires in August, 2000. The Bank has 2 five year options to renew this lease through August 2012.

(5) The lease on this location expires in September 2000. The Bank has 2 five year options to renew this lease through September 2012.

In January 1998 the Bank opened a branch office located in a Kroger supermarket at 200 Mt. deChantal Road, Wheeling, WV. The lease on this location expires in January 2001. The Bank has 2 five year options to renew this lease through January 2013.

The Company's accounting and recordkeeping activities are maintained on an in-house data processing system. The Company owns data processing equipment it uses for its internal processing needs The net book value of such data processing equipment and related software at December 31, 1997, was $501,000, which includes new teller equipment and software in its branch network for an original cost of $529,000.

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

Page 16 of the 1997 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Page 3 of the 1997 Annual Report to Shareholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 5-16 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pages 5-6 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS

Pages 17-40 of the 1997 Annual Report to Shareholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Information concerning Directors of the Registrant and Executive Officers of the Registrant who are not Directors are incorporated herein by reference to pages 3
- 7 of the Registrant's definitive Proxy Statement dated March 25, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to pages 11 - 15 of the Registrant's definitive Proxy Statement dated March 25, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain owners and management is incorporated herein by reference to pages 8 - 10 of the Registrant's definitive Proxy Statement dated March 25, 1998.

ITEM 13. CERTAIN TRANSACTIONS

Information concerning certain relationships and transactions is incorporated herein by reference to page 16 of the Registrant's definitive Proxy Statement dated March 25, 1998.

                                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The following information appearing in the Registrant's 1997 Annual Report to Shareholders for the year ended December 31, 1997 is incorporated by reference from Item 8 hereof (see Exhibit 13).

                                                                              Pages in
Annual Report Section                                                       Annual Report
---------------------                                                ----------------------------
Independent Auditors' Report                                                      17

Consolidated Statements of Financial Condition                                    18

Consolidated Statements of Income                                                 19

Consolidated Statements of
  Changes in Shareholders' Equity                                                 20

Consolidated Statements of Cash Flows                                             21

Notes to Consolidated Financial Statements                                      22-40

(a)(2)          Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)  Exhibits Required by Item 601

                                                                          Reference to               Where
                                                                         Prior Filing or         Exhibits Are
   Regulation S-K                                                        Exhibit Number         Located in This
   Exhibit Number        Document                                        Attached Hereto       Form 10-K Report
   --------------        --------                                        ---------------       ----------------
      3.1                Certificate of Incorporation                           *               Not Applicable
                         of Fed One Bancorp, Inc.

      3.2                Bylaws of Fed One Bancorp, Inc.                        *               Not Applicable

        4                Specimen stock certificate                             *               Not Applicable

     10.1                Recognition and Retention Plan and Trust **            *               Not Applicable

     10.2                1992 Stock Option Plan for Officers and                *               Not Applicable
                         Employees**

     10.3                1992 Stock Option Plan for Outside Directors **        *               Not Applicable

     10.4                1995 Stock Option Plan **                             ***              Not Applicable

     10.5                1995 Recognition and Retention Plan **                ***              Not Applicable

     10.6                Employment Agreement among the Holding               ****              Not Applicable
                         Company, the Bank and Alan E. Groover, dated
                         June 10, 1997**

     10.7                Form of severance agreement between                    *               Not Applicable
                         the Bank and each of Lisa K. DiCarlo,
                         Tina A. Silvis, William Salvatori, Jean E. Huff,
                         Richard L. Johnson and Jeffrey A. Grandstaff, dated
                         October 8, 1992 and Form of severance agreement
                         between the Holding Company, the Bank and each of
                         Linda A. Armstrong and Marsha R. Groover dated
                         October 12, 1994**

       13                Annual Report to Shareholders                         13              Attached

       21                Subsidiaries of Registrant                            --              Incorporated from Item 1.
                                                                                               Business-Subsidiaries

       23                Consent of Independent Auditors                       23              Attached

       27                Financial Data Schedule                               27              Attached
-----------------------------------------------------------------------------------------------------------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-83666) filed by the Company with the SEC on September 2, 1994, as amended.

**       Management plan or compensatory plan or arrangement.

*** Incorporated by reference from the Company's definitive proxy statement for its 1995 Annual Meeting filed by the Company with the SEC on March 27, 1995.

**** Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997 filed by the Company with the SEC on August 12, 1997.

(b)Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FED ONE BANCORP, INC.

Date:  March 24, 1998                              By:  /s/ Alan E. Groover
                                                      ---------------------
                                                    Alan E. Groover
                                                    Chairman, President,
                                                    Chief Executive Officer and
                                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan E. Groover                                                  /s/ Louis Salvatori
-----------------------                                              -----------------------
Alan E. Groover                                                      Louis Salvatori
Chairman, President, Chief Executive Officer and                     Director
Director (Principal Executive Officer)                               Date:   March 24, 1998

Date:   March 24, 1998

/s/ Danny C. Aderholt                                                /s/ William Salvatori
-----------------------                                              -----------------------
Danny C. Aderholt                                                    William Salvatori
Director                                                             Director
Date:   March  24, 1998                                              Date:   March  24, 1998

/s/ George J. Anetakis                                               /s/ Paul R. Turner
-----------------------                                              -----------------------
George J. Anetakis                                                   Paul R. Turner
Director                                                             Director
Date:   March 24, 1998                                               Date:   March 24, 1998

/s/ Dudley E. Beck                                                   /s/ Gareth F. Vorhees
-----------------------                                              -----------------------
Dudley E. Beck                                                       Gareth F. Vorhees
Director                                                             Director
Date:   March 24, 1998                                               Date:   March 24, 1998

/s/ Gilbert R. Haller                                                /s/ Lisa K. DiCarlo
-----------------------                                              -----------------------
Gilbert R. Haller                                                    Lisa K. DiCarlo
Director                                                             Senior Vice President and
Date:  March 24, 1998                                                Treasurer
                                                                     (Principal Financial and
                                                                     Accounting Officer)
                                                                     Date:   March 24, 1998

-----------------------
George Margaretes
Director

Date: