Form 10-Q
period 1998-03-31
FED ONE BANCORP INC
filed 1998-05-14
CIK 929549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from           to
                                          ---------   --------

                         Commission File Number: 0-25348

                              FED ONE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                55-0736264
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes            No
                         --------      --------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,394,903 shares as of May 7, 1998.

                              FED ONE BANCORP, INC.

                                      INDEX

                                                                                            Page
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Financial Condition at                                        1
     March 31, 1998 (unaudited) and December 31, 1997

     Consolidated Statements of Income for the Three Months ended March 31, 1998              2
     and 1997 (unaudited)

     Consolidated Statement of Changes in Shareholders' Equity for the Three Months           3
     ended March 31, 1998 (unaudited)

     Consolidated Statements of Cash Flows for the Three Months ended March 31,               4
     1998 and 1997 (unaudited)

     Notes to Unaudited Consolidated Financial Statements                                     5

     Financial Highlights                                                                     10

     Item 2.  Management's Discussion and Analysis of Financial Condition and                 11
              Results of Operations

     Item 3.  Quantitative and Qualitative
              Disclosures About Market Risk                                                   17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                               17

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                                                17

     Item 6.  Exhibits and Reports on Form 8-K                                                17

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                MARCH 31,         DECEMBER 31,
                                                                  1998                1997
                                                          ------------------  --------------------
ASSETS                                                    (Dollars In Thousands Except For Shares)

Cash on hand and noninterest-earning
   deposits in other institutions                                $ 1,585            $ 2,309
Short-term investments:
   Interest-earning deposits in other institutions                12,376              6,855
   Certificates of deposit                                           893                893
Investment securities held to maturity
   (market value of $28,148 and $25,406)                          28,108             25,236
Investment securities available for sale
   (cost of $10,071 and $16,185)                                  10,359             16,399
Mortgage-backed securities held to maturity
   (market value of $135,814 and $139,367)                       133,754            137,376
Mortgage-backed securities available for sale                      1,953                  -
   (cost of $1,960 and $0)
Loans receivable, net of allowance for loan
   losses of $1,512 and $1,481                                   167,383            166,137
Real estate owned                                                     20                 14
Premises and equipment, net                                        6,454              6,533
Accrued interest receivable:
    Investment securities                                            401                695
    Mortgage-backed securities                                       928                949
    Loans receivable                                               1,261              1,299
Prepaid expenses and other assets                                  2,192              2,081
                                                            -------------       ------------
  TOTAL ASSETS                                                 $ 367,667          $ 366,776
                                                            -------------       ------------
                                                            -------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
  Deposits                                                     $ 264,096          $ 258,913
  Borrowed funds                                                  59,784             65,096
  Advances by borrowers for taxes and insurance                      811                635
  Accrued interest payable                                           501                583
   Income taxes payable                                              391                 99
  Accrued expenses and other liabilities                             756                868
                                                            -------------       ------------
  TOTAL LIABILITIES                                              326,339            326,194

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock:   5,000,000 shares authorized --
                   none issued                                         -                  -
  Common stock, $.10 par value: 15,000,000 shares
       authorized - 2,818,762 issued at March 31, 1998
       and December 31, 1997                                         282                282
  Additional paid-in capital                                      19,694             19,519
  Unearned employee stock ownership plan (ESOP) shares              (762)              (790)
  Retained earnings - substantially restricted                    29,095             28,920
  Treasury stock at cost:  424,483 and 443,606 shares
      at March 31, 1998 and December 31, 1997, respectively       (6,767)            (7,049)
  Unearned common stock held by the recognition
      and retention plan (RRP)                                      (383)              (429)
  Accumulated other comprehensive income, net of income tax          169                129
                                                            -------------       ------------
 TOTAL SHAREHOLDERS' EQUITY                                       41,328             40,582
                                                            -------------       ------------
                                                            -------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 367,667          $ 366,776
                                                            -------------       ------------
                                                            -------------       ------------

See accompanying notes to unaudited consolidated financial statements.

                         FED ONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                               --------------
                                                1998    1997
                                               ------  ------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans receivable...........................  $3,609  $3,053
  Mortgage-backed securities.................   2,228   2,124
  Investment securities......................     654     883
  Short-term investments.....................     102     130
                                               ------  ------
  TOTAL INTEREST INCOME......................   6,593   6,190

INTEREST EXPENSE:
  Deposits...................................   2,830   2,553
  Borrowed funds.............................     925     687
                                               ------  ------
  TOTAL INTEREST EXPENSE.....................   3,755   3,240

NET INTEREST INCOME..........................   2,838   2,950
Provision for loan losses....................      30      30
                                               ------  ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES.....................................   2,808   2,920

NON-INTEREST INCOME:
  Fees and service charges...................     143     133
  Other......................................      19      17
                                               ------  ------
  TOTAL NON-INTEREST INCOME..................     162     150

NON-INTEREST EXPENSE:
  Salaries and employee benefits.............   1,059     985
  Premises and equipment expense.............     370     329
  Data processing............................      53      45
  Federal insurance premiums.................      39      39
  Amortization expense.......................      60      70
  REO expense................................       1       6
  Other......................................     304     259
                                               ------  ------
  TOTAL NON-INTEREST EXPENSE.................   1,886   1,733

INCOME BEFORE INCOME TAXES...................   1,084   1,337
Provision for income taxes...................     409     516
                                               ------  ------
NET INCOME...................................  $  675  $  821
                                               ------  ------
                                               ------  ------

BASIC EARNINGS PER SHARE.....................  $ 0.30  $ 0.36
DILUTED EARNINGS PER SHARE...................  $ 0.28  $ 0.34

DIVIDENDS DECLARED PER SHARE.................  $0.155  $0.145

AVERAGE NUMBER OF SHARES OUTSTANDING (000's
  omitted):
  Basic......................................   2,261   2,309
  Diluted....................................   2,425   2,410

    See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months ended March 31, 1998

                                                                                                     ACCUMULATED
                                                                                        UNEARNED        OTHER
                                                                                         COMMON     COMPREHENSIVE
                                         ADDITIONAL   UNEARNED                           STOCK         INCOME,
                                COMMON    PAID-IN       ESOP     RETAINED   TREASURY      HELD         NET OF
                                STOCK     CAPITAL      SHARES    EARNINGS    STOCK     BY THE RRP    INCOME TAX      TOTAL
                                ------   ----------   --------   --------   --------   ----------   -------------   -------
                                                                      (IN THOUSANDS)
BALANCE AT
December 31, 1997.............   $282     $19,519      $(790)    $28,920    $(7,049)     $(429)         $129        $40,582
Net income....................     --          --         --         675         --         --            --            675
Amortization of Recognition
  and Retention Plan..........     --          --         --          --         --         46            --             46
Common stock issued upon
  exercise of stock options--
  19,123 shares...............     --         109         --        (141)       282         --            --            250
Cash dividend declared........     --           5         --        (359)                   --            --           (354)
Principal repayment of ESOP
  debt........................     --          61         28          --         --         --            --             89
Purchase of Treasury Stock--
  none........................     --          --         --          --         --         --            --             --
Change in net unrealized gain
  on investment securities
  available for sale, net of
  income tax..................     --          --         --          --         --         --            40             40
                                ------   ----------   --------   --------   --------     -----         -----        -------
BALANCE AT March 31, 1998.....   $282     $19,694      $(762)    $29,095    $(6,767)     $(383)         $169        $41,328
                                ------   ----------   --------   --------   --------     -----         -----        -------
                                ------   ----------   --------   --------   --------     -----         -----        -------

    See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                FOR THE THREE
                                                 MONTHS ENDED
                                                  MARCH 31,
                                               ----------------
                                                1998     1997
                                               -------  -------
                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income.................................  $   675  $   821
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses................       30       30
    Depreciation and amortization............      273      226
    Non-cash compensation expense related to
     ESOP benefit............................       89       46
    Decrease in accrued interest receivable..      353       55
    Decrease in accrued expenses.............     (198)     (41)
    Increase in taxes payable................      266      457
    Other, net...............................     (148)     (20)
                                               -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES....    1,340    1,574

INVESTING ACTIVITIES:
  Purchases of:
    Certificates of deposit..................       --       --
    Investment securities held to maturity...  (12,491)    (494)
    Investment securities available for sale.   (2,887)     (50)
    Mortgage-backed securities held to
      maturity...............................   (6,057)  (5,156)
    Mortgage-backed securities available for
      sale...................................   (2,010)      --
    Loans....................................   (6,185) (13,005)
    Premises and equipment, net..............      (55)    (460)
  Proceeds from sales of:
    Loans....................................      124       --
    Real estate owned........................       --       --
  Principal repayments and maturities of:
    Certificates of deposit..................       --       --
    Investment securities held to maturity...    9,621      557
    Investment securities available for sale.    9,001    2,548
    Mortgage-backed securities held to
      maturity...............................    9,644    5,807
    Mortgage-backed securities available for
      sale...................................       50       --
    Net principal repayments on loans.......     4,773    2,753
                                               -------  -------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES.................................    3,528   (7,500)

FINANCING ACTIVITIES:
  Increase in deposits, net..................    5,183    3,559
  Increase (decrease) in borrowings, net.....   (5,312)      21
  Increase in advances by borrowers for taxes
    and insurance............................      176       95
  Proceeds from exercise of stock options....      250       14
  Purchase of treasury stock.................       --     (342)
  Cash dividends paid........................     (368)    (341)
                                               -------  -------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES.................................      (71)   3,006
                                               -------  -------

Decrease in cash and cash equivalents........    4,797   (2,920)

Cash and cash equivalents at beginning of
  period.....................................    9,164    9,939
                                               -------  -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...  $13,961  $ 7,019
                                               -------  -------
                                               -------  -------

    See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1.    BASIS OF PRESENTATION

           The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

    4.     EARNINGS PER SHARE

           Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS128"). This statement establishes standards for computing and presenting basic and diluted earnings per share. It supersedes Accounting Principles Board ("APB") Opinion No. 15 that required the presentation of both primary and fully diluted EPS.

           Basic EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted EPS is computed by dividing net income applicable to common stock by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and unvested RRP shares.

           As required, all previously reported primary and fully diluted EPS have been replaced with the presentation of basic and diluted EPS. The computation of basic and diluted earnings per share is shown in the table below.

                                                           Three Months Ended
                                                         ----------------------
                                                                March 31,
                                                         ----------------------
                                                         1998             1997
                                                         ----             ----
Basic EPS computation:
  Numerator - Net Income .......................      $  675,000      $  821,000
  Denominator - Weighted average
    common shares outstanding ..................       2,260,654       2,308,620
Basic EPS ......................................      $      .30      $     0.36
                                                      ----------      ----------
                                                      ----------      ----------
Diluted EPS computation:
  Numerator - Net Income .......................      $  675,000      $  821,000
  Denominator - Weighted average
    common shares outstanding ..................       2,260,654       2,308,620
    Stock options ..............................         141,795          92,478
    Unvested RRP shares ........................          22,099           9,289
                                                      ----------      ----------
    Weighted average common shares and
    common stock equivalents ...................       2,424,548       2,410,387
Diluted EPS ....................................      $      .28      $     0.34
                                                      ----------      ----------
                                                      ----------      ----------

           Shares outstanding for three months ended March 31, 1998 and 1997 do not include ESOP shares that were not committed to be released in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans".

   5.      DIVIDENDS ON COMMON STOCK

           On March 18, 1998, the Company declared a quarterly cash dividend of $.155 per share payable on April 21, 1998 to shareholders of record on March 31, 1998.


   6.      INCOME TAXES

           Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

           Total income tax expense (benefit) for the three months ended March 31, 1998 consists of (in thousands):

                                   Current        Deferred       Total
                                   -------        --------       -----
          Federal ........         $ 376          $  (9)         $ 367
          State ..........            45             (3)            42
                                   -----          -----          -----
                                   $ 421          $ (12)         $ 409
                                   -----          -----          -----
                                   -----          -----          -----

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 are presented below (in thousands):

          Deferred tax assets:
             Allowance for loan losses .................        $ 280
             Deposit-based intangibles .................           59
             Other .....................................           81
                                                                -----
          Total gross deferred tax assets ..............        $ 420
                                                                -----

          Deferred tax liabilities:
             Premises, plant and equipment .............         (176)
             Net unrealized gain on securities
                available for sale .....................         (112)
             Deferred loan costs .......................         (262)
                                                                -----
           Total gross deferred tax liabilities ........         (550)
                                                                -----
          Net deferred tax liability ...................        $(130)
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

           In connection with the formation of the ESOP, the Company adopted SOP 93-6. SOP 93-6 requires that (1) compensation expense be recognized based on the average fair value of the ESOP shares committed to be released; (2) dividends on unallocated shares used to pay debt service be reported as a reduction of debt or of accrued interest payable and that dividends on allocated shares be charged to retained earnings; and (3) ESOP shares which have not been committed to be released not be considered outstanding for purposes of computing earnings per share.

           Compensation expense related to the ESOP amounted to $89,000 and $46,000 for the three months ended March 31, 1998 and 1997, respectively. The fair value of unearned ESOP shares at March 31, 1998 totaled $2.9 million. At March 31, 1998, there were 2,820 ESOP shares committed to be released and 76,189 suspense shares. ESOP shares totaling 33,859 were allocated as of March 31, 1998.

   9.      RECENT ACCOUNTING DEVELOPMENTS

           The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") in June 1996. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 establishes standards for resolving issues related to the circumstances under which the transfer of financial assets should be considered as sales of all or part of the assets or as secured borrowings and about when a liability should be considered extinguished. The FASB released Statement of Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") which deferred the effective date of SFAS 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar roll, securities lending and similar transactions. The adoption of SFAS 125 and SFAS 127 has not had a material effect on the Company's financial position or results of operations.

           The FASB released Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity of business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items is required to be disclosed in the Company's annual financial statements as a separate statement or as a component of either the Company's statement of income or statement of changes in shareholders' equity. For the three months ended March 31, 1998 and 1997, the Company's total comprehensive income was $715,000 and $796,000, respectively. Total comprehensive income is comprised of net income of $675,000 and $821,000 and other comprehensive income of $40,000 and $(25,000), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale. There were no reclassification adjustments for the three months ended March 31, 1998 and 1997.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS

                                                 AT OR FOR THE      AT OR FOR THE
                                               THREE MONTHS ENDED    YEAR ENDED
                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                               ------------------   -------------
FINANCIAL CONDITION DATA:                             (DOLLARS IN THOUSANDS)
Average interest-earning assets..............       $355,581          $342,121
Average interest-bearing liabilities.........        316,113           303,557
Net average earning assets...................         39,468            38,564
Non-performing assets........................          1,068             1,323
Non-performing loans.........................          1,048             1,309
Allowance for loan losses....................          1,512             1,481
Average interest-earning assets to average
  interest-bearing liabilities...............         112.49%           112.70%
Allowance for loan losses to non-performing
  loans......................................         144.27%           113.14%
Allowance for loan losses to total loans.....           0.90%             0.89%
Non-performing loans to total loans..........           0.62%             0.78%
Non-performing assets to total assets........           0.29%             0.36%
Cumulative one-year GAP......................           0.93%             0.79%
Shareholders(1) equity to assets.............          11.24%            11.06%
Efficiency ratio.............................          60.87%            55.45%
Coverage ratio...............................         150.48%           163.95%
Number of banking facilities.................             12                11

                                                     FOR THE
                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               -------------------
SELECTED OPERATING ACTIVITIES:                 1998 (1)   1997 (1)
                                               --------   --------
Return on average assets.....................    0.73%      0.96%
Return on average equity.....................    6.65%      8.23%
Net interest margin..........................    3.19%      3.56%

                                                 AT OR FOR THE
                                               THREE MONTHS ENDED
PER SHARE DATA:                                  MARCH 31, 1998
---------------------------------------------  ------------------
Basic earnings per share (2).................      $    0.30
Diluted earnings per share (3)...............           0.28
Book value per share (2).....................          17.83
Tangible book value per share (2)............          17.12
Market price per share:
  High for the quarter.......................          37.50
  Low for the quarter........................          27.75
  Close 3/31/98..............................          36.25
Cash dividend declared per share.............          0.155
Average number of shares outstanding:
  Basic (2)..................................      2,260,654
  Diluted (3)................................      2,242,548

------------------------
(1) Amounts are annualized.
(2) Amounts calculated exclude ESOP shares not committed to be released.
(3) Amounts calculated exclude ESOP shares not committed to be released and include common stock equivalents.

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

           On February 18, 1998, the Company entered into an Agreement and Plan of Merger with United Bankshares, Inc. ("United"), pursuant to which the Company will be merged with and into a wholly-owned subsidiary of United. The agreement provides, among other things, that as a result of the merger, each outstanding share of common stock of the Company (subject to certain exceptions) will be converted into the right to receive 1.50 (subject to adjustment) of a newly-issued share of United common stock. The exchange ratio also is subject to potential adjustment at the election of United in the event that the Company elects to terminate the agreement because the average price of the United common stock during a specified period falls below $19.47 and this decline in value is 20% greater than the percentage decline in the weighted average price of the common stocks of a group of similar financial institutions. The proposed merger is expected to close early in the fourth quarter of 1998. The merger is subject to the approval of the Company's shareholders and the approval by United's shareholders of an amendment to United's articles of incorporation which increases United's authorized common stock, as well as the receipt of all required regulatory approvals.

           Financial Condition

           Total assets increased $891,000 or .24% to $367.7 million at March 31, 1998 compared to $366.8 million at December 31, 1997. Short-term investments and investment securities held to maturity were $13.3 million and $28.1 million, respectively, at March 31, 1998 compared to $7.7 million and $25.2 million, respectively at December 31, 1997. The $5.5 million increase in short-term investments was the result of calls and maturities of investment securities and repayments of loans and mortgage-backed securities which were partially offset by the use of such funds to purchase loans and investment securities. The $2.3 million increase in investment securities was the result of the use of available funds. At March 31, 1998, the Company had $10.4 million of investment securities classified as available for sale compared to $16.4 million at December 31, 1997. The after-tax net unrealized gain on these securities amounted to $169,000 at March 31, 1998, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was primarily the result of calls and maturities. Mortgage-backed securities classified as available for sale were $2.0 million at March 31, 1998. Mortgage-backed securities, held to maturity decreased $3.6 million to $133.8 million at March 31, 1998 compared to $137.4 million at December 31, 1997 as the result of maturities and repayments which were used to purchase loans and investment securities. Loans receivable increased $1.2 million or .75% to $167.4 million at March 31, 1998 compared to $166.1 million at December 31, 1997, as originations and purchases exceeded principal repayments. The Company purchased approximately $6.2 million of loans during the first three months of 1998 of which $4.0 million were adjustable rate residential mortgage loans. The majority of the remaining purchases were fixed rate residential mortgage loans and the guaranteed portion of Small Business Administration ("SBA") and Farmers Home Administration ("FmHA") loans.

           The Company derives a portion of its income from interest earned on originations of insured FHA Title I home improvement loans under the Title I program of the United States Department of Housing and Urban Development ("HUD"). These loans are originated through a network of approximately 70 home improvement contractors operating primarily in Maryland, Virginia, West Virginia, Ohio and Pennsylvania. The Company has originated Title I loans for more than 30 years. A portion of the principal on these loans is insured by HUD. Under the FHA Title I programs the amount of the insurance claim is limited to 90% of the calculated principal loss sustained by the Company subject to insurance reserves available to the lender as determined by the FHA. The Company pays an annual insurance fee each year that the loan is on its books based on the original loan amount. A proposed rule was published in the Federal Register on July 3, 1997 to eliminate the dealer portion of the Title I Property Improvement and Manufactured Home Loan Insurance Program. Subsequently, in an address made on September 18, 1997 to the Home Improvement Loan Association ("HILA") at their 1997 Washington Forum, Nicolas Retsinas, HUD Assistant Secretary for Housing-Federal Housing Commissioner questioned the viability of the dealer program. Although he declined to predict what action, if any, HUD might take regarding the Title I program, he stated that HUD was still reviewing the 170 comments received on its proposed rule. The Company has formally responded in opposition to the proposed rule. The Company has currently $36.0 million in Title I loans outstanding at a weighted average rate of 11.1%. The Company currently originates approximately $730,000 of this type of loan product on a monthly basis.

           Total liabilities increased by $145,000 to $326.3 million at March 31, 1998 compared to $326.2 million at December 31, 1997. Deposits increased $5.2 million or 2.0% to $264.1 million at March 31, 1998 compared to $258.9 million at December 31, 1997. Deposits increased primarily due to the Company being competitively priced in certificates of deposit and money market accounts during the first three months of 1998. Borrowed funds decreased $5.3 million or 8.2% to $59.8 million at March 31, 1998 compared to $65.1 million at December 31, 1997. The decrease in borrowed funds was due to the excess principal repayments received on loans and mortgage-backed securities and maturities and calls of investment securities.

           During the third quarter of 1997, the Company established two new 7 Day Bank Centers located in newly-constructed Kroger supermarkets in Bellaire and St. Clairsville, Ohio. These full service branches are approximately 350 square feet and are located at the front entrances of each store. Each one is staffed with six associates, one ATM, an office, a new accounts desk and teller areas. The Company opened a third 7 Day Bank Center in Wheeling, WV in January of 1998. Management expects an increase in operating expenses related to this start-up operation. The expenses caused a reduction in net income and earnings per share during the first quarter of 1998 compared to the first quarter of 1997. Although there are costs associated with establishing the 7 Day Bank Centers, these branches will add convenience to the Bank's existing customer base while giving the Bank the opportunity to expand its franchise by obtaining new customers. Management expects the impact to income to continue until such time that the branches increase deposit and loan growth.

           Total shareholders' equity increased $746,000 to $41.3 million at March 31, 1998 compared to $40.6 million at December 31, 1997. The increase was primarily the result of net income of $675,000, an increase of $40,000 in accumulated other comprehensive income and a decrease in treasury stock of $282,000. An additional reduction in equity was caused by the Company declaring quarterly cash dividends of approximately $354,000 for the quarter ended March 31, 1998.

           Results of Operations

           Net Income

           Net income was $675,000 or $.28 per diluted share for the three months ended March 31, 1998 compared to $821,000 or $.34 per diluted share for the three months ended March 31, 1997. The $146,000 decrease in net income for the three months ended March 31, 1998 compared to the same period in 1997 was primarily the result of a decrease in net interest income of $112,000 and an increase in non-interest expense of $153,000 which were partially offset by an increase in non-interest income of $12,000 and a decrease in provision for income taxes of $107,000.

           Interest Income

           Interest income amounted to $6.6 million for the three month period ended March 31, 1998, compared to $6.2 million during the same period in 1997. The $403,000 increase was due to an increase in average interest-earning assets of $24.1 million offset by a decrease of 5 basis points in the weighted average yield on interest-earning assets. The increase in average balances occurred in loans receivable and mortgage-backed securities held to maturity and available for sale and was partially offset by reductions in short-term investments and investment securities held to maturity and available for sale. The decrease in the weighted average yield occurred in investment securities, loans and mortgage-backed securities, which was partially offset by an increase in the yield on short-term investments.

           Interest Expense

           Interest expense amounted to $3.8 million for the three month period ended March 31, 1998, compared to $3.2 million during the same period in 1997. This $515,000 increase in interest expense was due to a $23.7 million increase in the balance of average interest-bearing liabilities and an increase of 32 basis points in the weighted average cost of funds. Average balances of NOW and money market accounts, certificates of deposit and borrowed funds increased, which were partially offset by a decrease in the balance of passbook accounts. The cost of funds increase was a result of increases in the cost of funds in money market accounts, certificates of deposit and borrowed funds offset by a decrease in the cost of funds in passbook accounts.

           Net Interest Income

           Net interest income amounted to $2.8 million for the three months ended March 31, 1998, compared to $3.0 million during the same time period in 1997. Average interest-earning assets increased $24.1 million during the three months ended March 31, 1998 compared to the year-earlier period. Average interest-bearing liabilities increased $23.7 million during the same comparative time periods. A shift from lower yielding assets into higher yielding assets for the three months ended March 31, 1998 compared to the year-earlier period was more than offset by a corresponding shift from lower yielding deposits into higher yielding deposits and borrowings during the same comparative time period. The net interest margin declined 37 basis points to 3.19% for the three months ended March 31, 1998 from 3.56% for the year-earlier period. The decline in the net interest margin for the three months ended March 31, 1998 compared to the year-earlier period was mainly due to an increase in the cost of funds during this time period. Also, loans were purchased at yields that were lower than the yields in the existing portfolio.

           Provision for Loan Losses

           The provision for loan losses remained the same for the three month period ended March 31, 1998 compared to the same time period in 1997. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

           The allowance for loan losses amounted to $1.5 million or .90% and 144.27% of total loans and total non-performing loans, respectively, at March 31, 1998, as compared to $1.5 million or .89% and 113.14% , respectively, at December 31, 1997.

           Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $1.0 million and $1.3 million at March 31, 1998 and December 31, 1997, respectively, which represented .62% and .78% of the Company's total loans, respectively. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $20,000 and $14,000 at March 31, 1998 and December 31, 1997, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.1 million or .29% at March 31, 1998 and $1.3 million or .36% at December 31, 1997.

           Non-Interest Income

           Non-interest income amounted to $162,000 for the three month period ended March 31, 1998, as compared to $150,000 for the same time period in 1997. The increase of $12,000 or 8% for the three month period ended March 31, 1998 compared to the same period in 1997 was due primarily to an increase in ATM and debit card fees.

           Non-interest Expense

           Non-interest expense increased $153,000 for the three month period ended March 31, 1998 compared to the same time period in 1997, as a result of increases in salaries and employee benefits of $74,000, premises and equipment of $41,000, data processing expense of $8,000 and other expense of $45,000. These increases were partially offset by a decrease in goodwill amortization expense of $10,000 and other forms of personnel expense. The increase in non-interest expense was primarily due to the three new 7 day Bank Centers. Also, there was an increase in compensation expense associated with the Company's benefit plans due to increases in the market price of Fed One Bancorp stock during the three months ended March 31, 1998 compared to the year-earlier period.

           Provision for Income Taxes

           Provisions for income taxes were $409,000 and $516,000 for the three months ended March 31, 1998 and 1997, respectively. The Company's effective tax rate amounted to 37.7% and 38.6% during the three months ended March 31, 1998 and 1997, respectively. Income tax expense decreased primarily due to the decrease in pre-tax income.

           Liquidity

           The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-terms borrowings, In November 1997, the OTS revised its liquidity rule to lower the minimum requirement from 5% to 4%, the lowest level permitted by current law and eliminate the 1% short-term liquidity requirement. The OTS also expanded the types of investments considered to be liquid assets and removed the requirement that certain investments must mature within 5 years in order to qualify as a liquid asset. The Bank historically has maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio averaged 57.4% for the first quarter of 1998 compared to 29.6% for the fourth quarter of 1997.

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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of March 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

           As of March 31, 1998, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier I (leverage), Tier I risk-based and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At March 31, 1998, the Bank's Tier I (leverage), Tier I risk-based and total risk-based capital ratios amounted to 10.03%, 24.11% and 25.06%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

           Year 2000 Compliance

           The Company has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. While the Company believes it is doing everything technologically and operationally possible to assure year 2000 compliance, it is to a large extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant. Any year 2000 compliance failures could result in additional expenses or business disruption to the Company which are currently unknown and are believed to be immaterial. The Company does not itself internally program any major operating system of the Company; therefore, the Company does not expect to incur material costs for remediation efforts.

                                     ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.

           PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings

           There are various claims and lawsuits in which the Company is periodically involved incidental to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

           Item 4.  Submission of Matters to a Vote of Security Holders

           a) An annual meeting of shareholders of the Company was held on April 22, 1998 ("Annual Meeting").

           b)  Not applicable.

           c) There were 2,377,879 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 2,022,728 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                1.  Election of directors for a three-year term.

                                                  FOR         WITHHELD

                    Danny C. Aderholt          2,016,417       6,311
                    Louis Salvatori            2,015,562       7,166
                    William Salvatori          2,016,765       5,963
                    Paul R. Turner             2,016,765       5,963

                2. Proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998.

                    FOR                 AGAINST             ABSTAIN
                    2,012,271           1,174               9,283

                There were no broker non-votes at the annual meeting.

                Each of the proposals were adopted by the shareholders of the Company.

           d) Not applicable.

           Item 6.  Exhibits and Reports on Form 8-K

           a)   Exhibits

                Exhibit 27Financial Data Schedule

           b)   Reports on Form 8-K

                On February 20, 1998, the Company filed a Current Report on Form 8-K to report the execution of an Agreement and Plan of Merger with United Bankshares, Inc.

           SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                            FED ONE BANCORP, INC.


      Date:     May  8, 1998                By:  /s/Alan E. Groover
             ------------------------           ------------------------------
                                                 Alan E. Groover
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



      Date:      May  8, 1998               By:  /s/Lisa K. DiCarlo
             ------------------------           ------------------------------
                                                 Lisa K. DiCarlo
                                                 Senior Vice President
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)