Form 10-Q
period 1998-06-30
FED ONE BANCORP INC
filed 1998-08-14
CIK 929549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.10 par value--2,401,540 shares as of August 4, 1998.

                              FED ONE BANCORP, INC.

                                      INDEX


                                                                        Page
PART I  FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at                 1
         June 30, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Income for the Three and Six           2
         Months ended June 30, 1998 and 1997 (unaudited)

         Consolidated Statement of Changes in Shareholders' Equity
         for the Six Months ended June 30, 1998 (unaudited)                3

         Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1998 and 1997 (unaudited)                          4

         Notes to Unaudited Consolidated Financial Statements              5

         Financial Highlights                                             10

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    11


         Item 3.   Quantitative and Qualitative
                   Disclosures About Market Risk                          17

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                      18

         Item 4.  Submission of Matters to a Vote of Security Holders     18

         Item 6.   Exhibits and Reports on Form 8-K                       18

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                JUNE 30,     DECEMBER 31,
                                                                  1998          1997
                                                                ---------    ------------
                                                         (Dollars In Thousands Except For Shares)
ASSETS
 Cash on hand and noninterest-earning
     deposits in other institutions                             $   1,748     $   2,309
 Short-term investments:
     Interest-earning deposits in other institutions               13,708         6,855
    Certificates of deposit                                           198           893
 Investment securities held to maturity
    (market value of $44,247 and $25,406)                          44,148        25,236
 Investment securities available for sale
    (cost of $8,586 and $16,185)                                    8,785        16,399
 Mortgage-backed securities held to maturity
    (market value of $124,962 and $139,367)                       123,224       137,376
Mortgage-backed securities available for sale
   (cost of $3,045 and $0)                                          3,043          --
 Loans receivable, net of allowance for loan
    losses of $1,516 and $1,481                                   167,666       166,137
 Real estate owned                                                     10            14
 Premises and equipment, net                                        6,332         6,533
 Accrued interest receivable:
     Investment securities                                            795           695
     Mortgage-backed securities                                       829           949
     Loans receivable                                               1,293         1,299
 Prepaid expenses and other assets                                  2,058         2,081
                                                                ---------     ---------
                                                                ---------     ---------
  TOTAL ASSETS                                                  $ 373,837     $ 366,776
                                                                ---------     ---------
                                                                ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
  Deposits                                                      $ 259,924     $ 258,913
  Borrowed funds                                                   70,155        65,096
  Advances by borrowers for taxes and insurance                       928           635
  Accrued interest payable                                            490           583
   Income taxes payable                                               166            99
  Accrued expenses and other liabilities                              304           868
                                                                ---------     ---------
  TOTAL LIABILITIES                                               331,967       326,194

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock: 5,000,000 shares authorized--
                   none issued                                       --            --
  Common stock, $.10 par value: 15,000,000 shares
       authorized--2,818,762 issued at June 30, 1998
       and December 31, 1997                                          282           282
  Additional paid-in capital                                       19,780        19,519
  Unearned employee stock ownership plan (ESOP) shares               (734)         (790)
  Retained earnings--substantially restricted                     29,420        28,920
  Treasury stock at cost:  417,222 and 443,606 shares
      at June 30, 1998 and December 31, 1997, respectively         (6,660)       (7,049)
  Unearned common stock held by the recognition
       and retention plan (RRP)                                      (337)         (429)
   Accumulated other comprehensive income, net of income tax          119           129
                                                                ---------     ---------
 TOTAL SHAREHOLDERS'EQUITY                                        41,870        40,582
                                                                ---------     ---------
                                                                ---------     ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 373,837     $ 366,776
                                                                ---------     ---------
                                                                ---------     ---------



     See accompanying notes to unaudited consolidated financial statements.

                         FED ONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                        1998       1997       1998       1997
                                                       -------    -------    -------    -------
                                                         (In Thousands except per share data)
INTEREST INCOME:
  Loans receivable                                     $ 3,650    $ 3,367    $ 7,259    $ 6,420
  Mortgage-backed securities                             2,115      2,069      4,343      4,193
  Investment securities                                    698        874      1,352      1,757
  Short-term investments                                   122         74        224        204
                                                       -------    -------    -------    -------
   TOTAL INTEREST INCOME                                 6,585      6,384     13,178     12,574

INTEREST EXPENSE:
  Deposits                                               2,889      2,658      5,719      5,211
  Borrowed funds                                           946        784      1,871      1,471
                                                       -------    -------    -------    -------
   TOTAL INTEREST EXPENSE                                3,835      3,442      7,590      6,682

NET INTEREST INCOME                                      2,750      2,942      5,588      5,892
Provision for loan losses                                 --           50         30         80
                                                       -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        2,750      2,892      5,558      5,812

NON-INTEREST INCOME:
  Fees and service charges                                 170        134        313        267
  Net gain on sale of MBS and investment securities         93       --           93       --
  Other                                                     10          7         29         24
                                                       -------    -------    -------    -------
   TOTAL NON-INTEREST INCOME                               273        141        435        291

NON-INTEREST EXPENSE:
  Salaries and employee benefits                         1,041        942      2,100      1,927
  Premises and equipment expense                           400        338        770        667
  Data processing                                           55         50        108         95
  Federal insurance premiums                                40         41         79         80
  Amortization expense                                      61         71        121        141
  REO expense                                                1          4          2         10
  Other                                                    269        306        573        565
                                                       -------    -------    -------    -------
   TOTAL NON-INTEREST EXPENSE                            1,867      1,752      3,753      3,485


INCOME BEFORE INCOME TAXES                               1,156      1,281      2,240      2,618
Provision for income taxes                                 431        463        840        979
                                                       -------    -------    -------    -------
NET INCOME                                             $   725    $   818    $ 1,400    $ 1,639
                                                       -------    -------    -------    -------
                                                       -------    -------    -------    -------
BASIC EARNINGS PER SHARE                               $  0.32    $  0.36    $  0.62    $  0.72
DILUTED EARNINGS PER SHARE                             $  0.30    $  0.35    $  0.58    $  0.69

DIVIDENDS DECLARED PER SHARE                           $ 0.155    $ 0.145    $  0.31    $  0.29

AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's omitted):
       Basic                                             2,291      2,256      2,276      2,282
       Diluted                                           2,438      2,369      2,428      2,389


     See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months ended June 30, 1998


                                                                                                            ACCUMULATED
                                                                                              UNEARNED        OTHER
                                                                                               COMMON      COMPREHENSIVE
                                                 ADDITIONAL  UNEARNED                          STOCK          INCOME,
                                        COMMON    PAID-IN      ESOP    RETAINED    TREASURY     HELD          NET OF
                                        STOCK     CAPITAL     SHARES   EARNINGS      STOCK    BY THE RRP    INCOME TAX     TOTAL
                                        ------   ----------  --------  --------    ---------  ----------   -------------  --------
                                                                    (In Thousands)
BALANCE AT
December 31, 1997                       $  282    $ 19,519    $ (790)  $ 28,920     $ (7,049)    $ (429)      $  129      $ 40,582

Net income                                --          --          --      1,400         --         --           --           1,400
Amortization of
  Recognition and
  Retention Plan                          --          --          --       --           --           92         --              92
Common stock issued
  upon exercise of stock
  options - 26,384 shares                 --           110        --       (181)         389       --           --             318
Cash dividend declared                    --            10        --       (719)        --         --           --            (709)
Principal repayment of
  ESOP debt                               --           141        56       --           --         --           --             197
Change in net unrealized gain (loss)
  on investment securities
  available for sale, net of
  income tax                              --          --          --       --           --         --            (10)          (10)
                                        ------    --------    ------   --------     --------     ------       ------      --------

BALANCE AT
June 30, 1998                           $  282    $ 19,780    $ (734)  $ 29,420     $ (6,660)    $ (337)      $  119      $ 41,870
                                        ------    --------    ------   --------     --------     ------       ------      --------
                                        ------    --------    ------   --------     --------     ------       ------      --------


     See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    1998          1997
                                                                   --------     --------
                                                                      (In Thousands)
OPERATING ACTIVITIES:
  Net Income                                                       $  1,400     $  1,639
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                           30           80
     Depreciation and amortization                                      561          470
     Non-cash compensation expense related to ESOP benefit plan         197           98
     Net gain on sale of:
        Mortgage-backed securities held to maturity                     (22)        --
        Investment securities available for sale                        (56)        --
        Loans                                                           (15)        --
     (Increase) Decrease in accrued interest receivable                  26         (125)
     Increase (Decrease) in accrued expenses                           (626)          35
     Increase (Decrease) in taxes payable                                78          (63)
     Other, net                                                         (86)        (110)
                                                                   --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,487        2,024

INVESTING ACTIVITIES:
  Purchases of:
    Certificates of deposit                                            --           (695)
    Investment securities held to maturity                          (31,481)        (691)
    Investment securities available for sale                         (2,940)      (1,710)
    Mortgage-backed securities held to maturity                      (9,857)      (6,525)
    Mortgage-backed securities available for sale                    (3,279)        --
    Loans                                                           (14,709)     (27,774)
    Premises and equipment, net                                         (73)        (625)
  Proceeds from sales of:
     Investment securities available for sale                            39         --
     Mortgage-backed securities held to maturity                      2,285         --
     Loans                                                            2,158         --
     Real estate owned                                                    9         --
  Principal repayments and maturities of:
    Certificates of deposit                                             695         --
    Investment securities held to maturity                           12,572        1,384
    Investment securities available for sale                         10,543        2,639
    Mortgage-backed securities held to maturity                      21,669       10,401
    Mortgage-backed securities available for sale                       238         --
    Net principal repayments on loans                                10,995        4,714
                                                                   --------     --------
NET CASH USED BY INVESTING ACTIVITIES                                (1,136)     (18,882)

FINANCING ACTIVITIES:
  Increase in deposits, net                                           1,011        6,339
  Increase in borrowings, net                                         5,059        8,726
  Increase in advances by borrowers
    for taxes and insurance                                             293          271
  Proceeds from exercise of stock options                               318           46
  Purchase of treasury stock                                           --         (1,747)
  Cash dividends paid                                                  (740)        (678)
                                                                   --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             5,941       12,957
                                                                   --------     --------
Increase (Decrease) in cash and cash equivalents                      6,292       (3,901)

Cash and cash equivalents at beginning of period                      9,164        9,939
                                                                   --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 15,456     $  6,038
                                                                   --------     --------
                                                                   --------     --------

     See accompanying notes to unaudited consolidated financial statements.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

4.   EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share. It supersedes Accounting Principles Board ("APB") Opinion No. 15 that required the presentation of both primary and fully diluted EPS.

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


                                       Three Months Ended           Six Months Ended
                                    ------------------------    ------------------------
                                            June 30,                    June 30,
                                    ------------------------    ------------------------
                                       1998          1997          1998          1997
                                    ----------    ----------    ----------    ----------
Basic EPS computation:
  Numerator - Net Income            $  725,000    $  818,000    $1,400,000    $1,639,000
  Denominator - Weighted average
    common shares outstanding        2,291,006     2,255,960     2,275,914     2,282,145
Basic EPS                           $      .32    $      .36    $      .62    $      .72
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------
Diluted EPS computation:
  Numerator - Net Income            $  725,000    $  818,000    $1,400,000     1,639,000
  Denominator - Weighted average
    common shares outstanding        2,291,006     2,255,960     2,275,914     2,282,145
    Stock options                      130,229       102,330       132,311        97,404
    Unvested RRP shares                 16,671        10,237        19,385         9,763
                                    ----------    ----------    ----------    ----------
    Weighted average common          2,437,906     2,368,527     2,427,610     2,389,312
         shares and common stock
         equivalents
Diluted EPS                         $      .30    $      .35    $      .58    $      .69
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------



         Shares outstanding for three and six months ended June 30, 1998 and 1997 do not include ESOP shares that were not committed to be released in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employees Stock Ownership Plans".



5.   DIVIDENDS ON COMMON STOCK

     On May 20, 1998, the Company declared a quarterly cash dividend of $.155 per share payable on July 1, 1998 to shareholders of record on June 12, 1998.


6.   INCOME TAXES

     Income taxes are accounted for under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

     Total income tax expense for the six months ended June 30, 1998 consists of (in thousands):


                              Current     Deferred     Total
                              -------     --------     -----
           Federal            $  760       $  1        $ 761
            State                 79          -           79
                              ------       -----       -----
                              $  839       $  1        $ 840
                              ------       -----       -----
                              ------       -----       -----


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 are presented below (in thousands):


         Deferred tax assets:
            Allowance for loan losses                $   274
            Deposit-based intangibles                     64
            Other                                         82
                                                     -------
         Total gross deferred tax assets             $   420
                                                     -------

         Deferred tax liabilities:
            Premises, plant and equipment               (178)
            Net unrealized gain on securities
               available for sale                        (81)
            Deferred loan costs                         (271)
                                                     -------
          Total gross deferred tax liabilities          (530)
                                                     -------
         Net deferred tax liability                  $  (110)
                                                     -------
                                                     -------


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

     Compensation expense related to the ESOP amounted to $108,000 and $197,000 for the three and six months ended June 30, 1998, respectively compared to $52,000 and $98,000 for the three and six months ended June 30, 1997, respectively. The fair value of unearned ESOP shares at June 30, 1998 totaled $3.6 million. At June 30, 1998, there were 5,641 ESOP shares committed to be released and 73,368 suspense shares. ESOP shares totaling 33,859 were allocated as of June 30, 1998.

9.   RECENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as "the change in equity of business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". The comprehensive income and related cumulative equity impact of comprehensive income items is required to be disclosed in the Company's annual financial statements as a separate statement or as a component of either the Company's statement of income or statement of changes in shareholders' equity. For the three and six months ended June 30, 1998, the Company's total comprehensive income was $675,000 and $1.4 million respectively compared to $879,000 and $1.7 million for the three and six months ended June 30, 1997, respectively. Total comprehensive income for the three and six months ended June 30, 1998 is comprised of net income of $725,000 and $1.4 million and other comprehensive income (loss) of $(50,000) and $(10,000), net of tax, respectively. The reduction in other comprehensive income during the three and six months ended June 30, 1998 reflects a change in the fair market value of investment securities available for sale and reclassification adjustments during the respective time periods. Total comprehensive income for the three and six months ended June 30, 1997 is comprised of net income of $818,000 and $1.6 million and other comprehensive income of $61,000 and $36,000, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale. The reclassification adjustments for the three and six months ended June 30, 1998 were due to the sale of investment securities available for sale. There were no reclassification adjustments for the three and six months ended June 30, 1997, as there were no sales of securities during these time periods.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective January 1, 2000, and need not be applied retroactively to financial statements of prior periods. The statement may be adopted early, as of the beginning of any quarter beginning with the third quarter of 1998. The Company does not anticipate that the adoption of SFAS 133 would have a material effect on its financial position or results of operation.

                      FED ONE BANCORP, INC. AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                           AT OR FOR THE        AT OR FOR THE
                                          SIX MONTHS ENDED        YEAR ENDED
                                           JUNE 30, 1998      DECEMBER 31, 1997
                                          ----------------    -----------------
                                                 (Dollars in Thousands)
FINANCIAL CONDITION DATA:
Average interest-earnings assets           $   357,110          $   342,121
Average interest-bearing liabilities           316,997              303,557
Net average interest-earning assets             40,113               38,564
Non-performing assets                            1,357                1,323
Non-performing loans                             1,347                1,309
Allowance for loan losses                        1,516                1,481
Average interest-earning assets to
   average interest-bearing liabilities         112.65%              112.70%
Allowance for loan losses to
   non-performing loans                         112.55%              113.14%
Allowance for loan losses to
   total loans                                    0.90%                0.89%
Non-performing loans to total loans               0.80%                0.78%
Non-performing assets to total assets             0.36%                0.36%
Cumulative one-year GAP                           0.43%                0.79%
Shareholders' equity to assets                   11.20%               11.06%
Efficiency ratio                                 60.30%               55.45%
Coverage ratio                                  148.89%              163.95%
Number of banking facilities                     12                   11


                                        FOR THE                 FOR THE
                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                   ------------------      ------------------
                                   1998 (1)  1997 (1)      1998 (1)  1997 (1)
                                   --------  --------      --------  --------
SELECTED OPERATING ACTIVITIES

Return on average assets             0.78%     0.93%         0.76%     0.94%

Return on average equity             7.02%     8.36%         6.83%     8.29%

Net interest margin                  3.07%     3.46%         3.13%     3.51%



                                           AT OR FOR THE        AT OR FOR THE
                                          SIX MONTHS ENDED        YEAR ENDED
                                           JUNE 30, 1998      DECEMBER 31, 1997
                                          ----------------    -----------------
PER SHARE DATA:
Basic earnings per share (2)               $      0.32           $       .62
Diluted earnings per share (3)                    0.30                   .58
Book value per share                             17.98                 17.98
Tangible book value per share (2)                17.30                 17.30
Market price per share:
         High for the quarter/six months         45.50                 45.50
         Low for the quarter/six months          36.00                 27.75
         Close 6/30/98                           45.50                 45.50
Cash dividend declared per share                 0.155                  0.31
Average number of shares outstanding
         Basic (2)                           2,291,006             2,275,914
         Diluted (3)                         2,437,906             2,427,610


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


On February 18, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with United Bankshares, Inc. ("United"), pursuant to which the Company will be merged with and into a wholly-owned subsidiary of United. The agreement provides, among other things, that as a result of the merger, each outstanding share of common stock of the Company (subject to certain exceptions) will be converted into the right to receive 1.50 (subject to adjustment) of a newly-issued share of United common stock. Pursuant to the adjustments set forth in the Merger Agreement and in light of a two-for-one stock split effected in the form of a 100% stock dividend declared by United and paid March 27, 1998 to shareholders of record of United as of March 13, 1998, the exchange ratio expressed in the Merger Agreement, 0.75 of a share has been adjusted to 1.5 shares of United common stock (the "exchange ratio"). The exchange ratio also is subject to potential adjustment at the election of United in the event that the Company elects to terminate the agreement because the average price of the United common stock during a specified period falls below $19.47 and this decline in value is 20% greater than the percentage decline in the weighted average price of the common stocks of a group of similar financial institutions. The proposed merger is expected to close early in the fourth quarter of 1998. The merger is subject to the approval of the Company's shareholders and the approval by United's shareholders of an amendment to United's articles of incorporation which increases United's authorized common stock, as well as the receipt of all required regulatory approvals.

Financial Condition

Total assets increased $7.1 million or 1.9% to $373.8 million at June 30, 1998 compared to $366.8 million at December 31, 1997. Short-term investments and investment securities held to maturity were $13.9 million and $44.1 million, respectively, at June 30, 1998 compared to $7.7 million and $25.2 million, respectively at December 31, 1997. The $6.2 million increase in short-term investments was the result of proceeds reinvested from calls and maturities of investment securities and repayments of loans and mortgage-backed securities of which those reinvestments were partially offset by the use of such funds to also purchase investment securities and loans. The $18.9 million increase in investment securities was the result of the use of such available funds. At June 30, 1998, the Company had $8.8 million of investment securities classified as available for sale compared to $16.4 million at December 31, 1997. The after-tax net unrealized gain on these securities amounted to $119,000 at June 30, 1998, which is reflected as a separate component of shareholders' equity. The reduction in available for sale securities was primarily the result of calls and maturities. Mortgage-backed securities classified as available for sale were $3.0 million at June 30, 1998. Mortgage-backed securities, held to maturity, decreased $14.2 million to $123.2 million at June 30, 1998 compared to $137.4 million at December 31, 1997 primarily as the result of maturities and repayments which were used to purchase investment securities and loans. Also in June 1998 the Company sold $2.3 million of its mortgage-backed securities held to maturity which had paid down at least 85% of their original principal balances. Loans receivable increased $1.5 million or .92% to $167.7 million at June 30, 1998 compared to $166.1 million at December 31, 1997, as originations and purchases exceeded principal repayments. The Company used repayments and FHLB advances to purchase approximately $14.7 million of loans during the first six months of 1998 of which $11.9 million were adjustable rate residential mortgage loans. The majority of the remaining purchases were fixed rate residential mortgage loans and the guaranteed portion of Small Business Administration ("SBA") and Farmers Home Administration ("FmHA") loans. In June 1998 the Company sold $1.9 million of its 30 year fixed rate residential mortgage loans.

The Company derives a portion of its income from interest earned on originations of insured FHA Title I home improvement loans under the Title I program of the United States Department of Housing and Urban Development ("HUD"). These loans are originated through a network of approximately 70 home improvement contractors operating primarily in Maryland, Virginia, West Virginia, Ohio and Pennsylvania. The Company has originated Title I loans for more than 30 years. A portion of the principal on these loans is insured by HUD. Under the FHA Title I programs the amount of the insurance claim is limited to 90% of the calculated principal loss sustained by the Company subject to insurance reserves available to the lender as determined by the FHA. The Company pays an annual insurance fee each year that the loan is on its books based on the original loan amount. A proposed rule was published in the Federal Register on July 3, 1997 to eliminate the dealer portion of the Title I Property Improvement and Manufactured Home Loan Insurance Program. Subsequently, in an address made on September 18, 1997 to the Home Improvement Loan Association ("HILA") at their 1997 Washington Forum, Nicolas Retsinas, HUD Assistant Secretary for Housing-Federal Housing Commissioner questioned the viability of the dealer program. Although he declined to predict what action, if any, HUD might take regarding the Title I program, he stated that HUD was still reviewing the 170 comments received on its proposed rule. The Company has formally responded in opposition to the proposed rule. As of June 1998 no decision has been made by HUD regarding the dealer portion of the Title I program. The Company has currently $35.5 million in Title I loans outstanding at a weighted average rate of 11.1%. The Company currently originates approximately $1.0 million of this type of loan product on a monthly basis.

Total liabilities increased by $5.8 million to $332.0 million at June 30, 1998 compared to $326.2 million at December 31, 1997. Deposits increased $1.0 million or .39% to $259.9 million at June 30, 1998 compared to $258.9 million at December 31, 1997. Deposits increased primarily due to the Company being competitively priced in money market accounts during the first six months of 1998. Borrowed funds increased $5.1 million or 7.8% to $70.2 million at June 30, 1998 compared to $65.1 million at December 31, 1997. Advances from the FHLB were used to fund the purchase of loans and investment securities.

During the third quarter of 1997, the Company established two new 7 Day Bank Centers located in newly-constructed Kroger supermarkets in Bellaire and St. Clairsville, Ohio. These full service branches are approximately 350 square feet and are located at the front entrances of each store. Each one is staffed with six associates, one ATM, an office, a new accounts desk and teller areas. The Company opened a third 7 Day Bank Center in Wheeling, WV in January of 1998. The Company experienced an increase in operating expenses related to these start-up operations. The expenses caused a reduction in net income and earnings per share during the six months ended June 30, 1998 compared to the same period in 1997. Although there are costs associated with establishing the 7 Day Bank Centers, these branches will add convenience to the Bank's existing customer base while giving the Bank the opportunity to expand its franchise by obtaining new customers. Management expects the impact to income to continue until such time that the branches increase deposit and loan growth.

Total shareholders' equity increased $1.3 million to $41.9 million at June 30, 1998 compared to $40.6 million at December 31, 1997. The increase was primarily the result of net income of $1.4 million and a decrease in treasury stock of $389,000. A reduction in equity was caused by the Company declaring quarterly cash dividends of approximately $354,000 and $355,000 for the quarters ended March 31, 1998 and June 30, 1998, respectively.


Results of Operations

Net Income

Net income was $725,000 or $.30 per diluted share for the three months ended June 30, 1998 compared to $818,000 or $.35 per diluted share for the three months ended June 30, 1997. The $93,000 decrease in net income for the three months ended June 30, 1998 compared to the same period in 1997 was primarily the result of a decrease in net interest income of $192,000 and an increase in non-interest expense of $115,000 both of which were partially offset by an increase in non-interest income of $132,000, a decrease in provision for loan losses of $50,000 and a decrease in provision for income taxes of $32,000. Net income was $1.4 million or $.58 per diluted share for the six months ended June 30, 1998 compared to $1.6 million or $.69 per diluted share for the same period in 1997. The $239,000 decrease for the six month period ended June 30, 1998 compared to the year-earlier period was primarily the result of a decrease to net interest income of $304,000 and an increase in non-interest expense of $268,000 both of which were partially offset by an increase in non-interest income of $144,000, a decrease in provision for loan losses of $50,000 and a decrease in provision for income taxes of $139,000.


Interest Income

Interest income amounted to $6.6 million for the three month period ended June 30, 1998, compared to $6.4 million during the same period in 1997. The $201,000 increase was due to an increase in average interest-earning assets of $18.2 million offset by a decrease of 16 basis points in the weighted average rate on interest-earning assets. The increase in average balances occurred in short-term investments, loans receivable and mortgage-backed securities held to maturity and available for sale and was partially offset by a reduction in investment securities held to maturity and available for sale. The decrease in the weighted average rate occurred in investment securities, loans and mortgage-backed securities, which was partially offset by an increase in the rate on short-term investments. Interest income amounted to $13.2 million for the six months ended June 30, 1998 compared to $12.6 million for the same time period in 1997. The $604,000 increase was due to an increase in average interest-earning assets of $21.1 million offset by a decrease of 11 basis points in the weighted average rate on interest-earning assets. The increase in average balances was the result of a $529,000 increase in short-term investments, a $26.3 million increase in loans receivable and a $6.2 million increase in mortgage-backed securities held to maturity and available for sale and was partially offset by a reduction of $11.9 million in investment securities held to maturity and available for sale. The decrease in the weighted average rate occurred in investment securities, loans and mortgage-backed securities which was partially offset by an increase in the rate in short-term investments. The majority of the increase in loans receivable was due to the purchase of adjustable and fixed rate residential mortgage loans partially offset by principal repayments and a $1.9 million sale of 30 year fixed rate residential mortgage loans in June 1998. The increase in the average balance of mortgage-backed securities was due to the purchase of securities partially offset by principal repayments and a $2.3 million sale of mortgage-backed securities held to maturity which had paid down at least 85% of their original principal balances. The decrease in the average balance of investment securities was due to maturities and calls, and the sale of FNMA stock available for sale, which decrease was partially offset by purchases of investment securities.

Interest Expense

Interest expense amounted to $3.8 million for the three month period ended June 30, 1998, compared to $3.4 million during the same period in 1997. This $393,000 increase in interest expense was due to a $16.4 million increase in the balance of average interest-bearing liabilities and an increase of 26 basis points in the weighted average cost of funds. Average balances of NOW and money market accounts, certificates of deposit and borrowed funds increased, which were partially offset by a decrease in the balance of passbook accounts. The cost of funds increase was a result of yield increases in money market accounts, certificates of deposit and borrowed funds. The yields of passbook accounts remained the same. Interest expense amounted to $7.6 million for the six month period ended June 30, 1998 compared to $6.7 million for the same period in 1997. This $908,000 increase in interest expense was due to a $20.0 million increase in the balance of average interest-bearing liabilities and an increase of 29 basis points in the weighted average cost of funds. Average deposit balances increased $7.4 million for the six month period ended June 30, 1998 compared to the same period in 1997 as a result of the Company being competitively priced in certificates of deposit and money market accounts which increases were partially offset by a decrease in the average balance of passbook accounts. Average borrowed fund balances increased $12.6 million for the six month period ended June 30, 1998 compared to the same period in 1997 due to the Company increasing its FHLB advances.


Net Interest Income

Net interest income amounted to $2.8 million and $5.6 million for the three and six months ended June 30, 1998, respectively compared to $2.9 million and $5.9 million during the same time period in 1997. Net interest income decreased mainly because of decreases in the weighted average rates earned on interest-earning assets and increases in the weighted average cost of funds. Average interest-earning assets increased $18.2 million and $21.1 million during the three and six months ended June 30, 1998, respectively compared to the year-earlier periods. Average interest-bearing liabilities increased $16.4 million and $20.0 million during the same comparative time periods. A shift from lower yielding assets into higher yielding assets for the six months ended June 30, 1998 compared to the year-earlier period was more than offset by a corresponding shift from lower yielding deposits into higher yielding deposits and borrowings during the same comparative time period. The net interest margin declined 39 and 38 basis points to 3.07% and 3.13% for the three and six months ended June 30, 1998 respectively compared to 3.46% and 3.51% for the year-earlier periods. The decline in the net interest margin for the three and six months ended June 30, 1998, compared to the year-earlier periods was mainly due to an increase in the cost of funds during this time period. Also, investments and loans were purchased at yields that were lower than the yields in the existing portfolio, due to the current market conditions.

Provision for Loan Losses

The provision for loan losses decreased to $30,000 for the six month period ended June 30, 1998 compared to $80,000 during the same time period in 1997. This reflected management's evaluation of the underlying credit risk of the loan portfolio and the level of allowance for loan losses.

The allowance for loan losses amounted to $1.5 million or .90% and 112.55% of total loans and total non-performing loans, respectively, at June 30, 1998, as compared to $1.5 million or .89% and 113.14% , respectively, at December 31, 1997.

Non-performing loans (non-accrual loans and accruing loans 90 days or more overdue) were $1.3 million and $1.3 million at June 30, 1998 and December 31, 1997, respectively, which represented .80% and .78% of the Company's total loans, respectively. The Company's real estate owned, which consists of real estate acquired through foreclosure or by deed-in-lieu thereof, amounted to $10,000 and $14,000 at June 30, 1998 and December 31, 1997, respectively. As a percentage of total assets, the Company's total non-performing assets amounted to $1.4 million or .36% at June 30, 1998 and $1.3 million or .36% at December 31, 1997.

Non-Interest Income

Non-interest income amounted to $273,000 and $435,000 for the three and six month period ended June 30, 1998, as compared to $141,000 and $291,000 for the same time period in 1997. The increase of $144,000 or 49.5% for the six month period ended June 30, 1998 compared to the same period in 1997 was due primarily to net gains of $15,000 on the sale of loans, $22,000 on the sale of mortgaged-backed securities held to maturity (which had paid down 85% of their original principal balances) and $56,000 on the sale of investment securities available for sale. In addition there were increases in ATM and debit card fees and other deposit charges.

Non-interest Expense

Non-interest expense increased $115,000 for the three month period ended June 30, 1998 compared to the same time period in 1997, as a result of increases in salaries and employee benefits of $99,000, premises and equipment of $62,000 and data processing expense of $5,000. These increases were partially offset by decreases in goodwill amortization expense of $10,000 and other expenses of $37,000. Non-interest expense increased $268,000 for the six month period ended June 30, 1998 compared to the same period in 1997 primarily as a result of increases in salaries and employee benefits of $173,000, premises and equipment expense of $103,000, data processing expense of $13,000 and other expense of $8,000. These increases were partially offset by decreases in goodwill amortization of $20,000 and REO expense of $8,000.

The increase in non-interest expense was primarily due to the three new 7 day Bank Centers. Also, there was an increase in compensation expense associated with the Company's benefit plans due to increases in the market price of Fed One Bancorp stock during the six months ended June 30, 1998 compared to the year-earlier period.

Provision for Income Taxes

Provisions for income taxes were $431,000 and $840,000 for the three and six months ended June 30, 1998 and $463,000 and $979,000 for the three and six months periods ended June 30, 1997, respectively. The Company's effective tax rate amounted to 37.3% and 36.1% during the three months ended June 30, 1998 and 1997, respectively and 37.5% and 37.4% during the six months ended June 30, 1998 and 1997. Income tax expense decreased primarily due to the decrease in pre-tax income.

Liquidity

The Bank is required to maintain minimum levels of liquid assets as defined by regulations of the Office of Thrift Supervision ("OTS"). This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-terms borrowings, In November 1997, the OTS revised its liquidity rule to lower the minimum requirement from 5% to 4%, the lowest level permitted by current law and eliminate the 1% short-term liquidity requirement. The OTS also expanded the types of investments considered to be liquid assets and removed the requirement that certain investments must mature within 5 years in order to qualify as a liquid asset. The Bank historically has maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio averaged 55.7% for the second quarter of 1998 compared to 29.6% for the fourth quarter of 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets of 1.5%, 3.0%, and 8.0%, respectively. As of June 30, 1998, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1998, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Tier I (leverage), Tier I risk-based and total risk-based capital ratios of 5.0%, 6.0%, and 10.0%, respectively. At June 30, 1998, the Bank's Tier I (leverage), Tier I risk-based and total risk-based capital ratios amounted to 10.09%, 24.38% and 25.32%, respectively.

Year 2000 Compliance

The Company has developed a plan of action to ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. While the Company believes it is doing everything technologically and operationally possible to assure year 2000 compliance, it is to a large extent dependent upon vendor cooperation. The Company is requiring its computer systems and software vendors to represent that the products provided are or will be year 2000 compliant. Any year 2000 compliance failures could result in additional expenses or business disruption to the Company which are currently unknown. The Company does not itself internally program any major operating system of the Company; therefore, the Company does not expect to incur material costs for remediation efforts.


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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 22, 1998. The results of the vote on matters submitted to shareholders at the meeting were previously reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27    Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       FED ONE BANCORP, INC.


Date:     August 7, 1998               By:    /s/Alan E. Groover
      -----------------------                 ---------------------------------
                                              Alan E. Groover
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Date:      August 7, 1998              By:    /s/Lisa K. DiCarlo
      -----------------------                 ---------------------------------
                                              Lisa K. DiCarlo
                                              Senior Vice President
                                              and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)